Form 10-Q
period 2000-06-30
ANC RENTAL CORP
filed 2000-08-08
CIK 1097523

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            -----------------------------

                           COMMISSION FILE NUMBER 0-30776

                            -----------------------------

                               ANC RENTAL CORPORATION
               (Exact name of registrant as specified in its charter)

                      DELAWARE                                              65-0957875
           (State or other Jurisdiction of                               (I.R.S. Employer
           Incorporation or Organization)                               Identification No.)

           200 SOUTH ANDREWS AVENUE,
              FORT LAUDERDALE, FLORIDA                                         33301
      (Address of principal executive offices)                              (Zip Code)

                                 (954) 320-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] (#1) No [X] (#2)

As of July 31, 2000, the registrant had outstanding 45,142,728 shares of Common Stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ANC RENTAL CORPORATION

                                     INDEX

                                                                PAGE
                                                                ----
                              PART I.
                       FINANCIAL INFORMATION
Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets as of
              June 30, 2000 (unaudited) and
              December 31, 1999..........................         1
            Unaudited Condensed Consolidated Statements
              of Income and Comprehensive Income for the
              Three Months and Six Months Ended June 30,
              2000 and 1999.................................      2
            Unaudited Condensed Consolidated Statement of
              Shareholders' Equity for the Six Months Ended
              June 30, 2000.................................      3
            Unaudited Condensed Consolidated Statements
              of Cash Flows for the Six Months Ended June
              30, 2000 and 1999.............................      4
            Notes to Condensed Consolidated Financial
              Statements....................................      5
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............     12
Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk......................................     19

                              PART II.
                         OTHER INFORMATION
Item 1.  Legal Proceedings..................................     20
Item 2.  Changes in Securities and Use of Proceeds..........     20
Item 3.  Defaults Upon Senior Securities....................     20
Item 4.  Submission of Matters to Vote of Security
           Holders..........................................     20
Item 5.  Other Information..................................     20
Item 6.  Exhibits and Reports on Form 8-K...................     20

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ANC RENTAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Cash and cash equivalents...................................   $   10.3       $   17.4
Restricted cash and cash equivalents........................      273.1          155.3
Receivables, net............................................      433.7          590.5
Prepaid expenses............................................       79.4           75.1
Revenue earning vehicles, net...............................    5,583.2        4,501.3
Investments.................................................       45.9             --
Property and equipment, net.................................      591.3          622.7
Intangible assets, net......................................      353.2          358.4
Other assets................................................       75.4           28.8
                                                               --------       --------
          Total assets......................................   $7,445.5       $6,349.5
                                                               ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................   $  338.4       $  277.6
Accrued liabilities.........................................      254.0          302.3
Insurance reserves..........................................      286.8          105.6
Revenue earning vehicle debt................................    4,939.0        4,531.6
Other debt..................................................      332.8          107.4
Deferred income taxes.......................................      134.1          145.0
Other liabilities...........................................      266.1          153.4
                                                               --------       --------
          Total liabilities.................................    6,551.2        5,622.9
                                                               --------       --------
Commitments and contingencies

Shareholders' equity:
     Investment by Parent...................................         --          733.0
     Preferred stock, par value $.001 per share; 10,000,000
      shares authorized; none issued........................         --             --
     Common stock, par value $.01 per share; 250,000,000
      shares authorized; 45,142,728 issued and
      outstanding...........................................         .5             --
     Additional paid-in capital.............................      897.5             --
     Accumulated other comprehensive loss...................       (3.7)          (6.4)
                                                               --------       --------
                                                                  894.3          726.6
                                                               --------       --------
          Total liabilities and shareholders' equity........   $7,445.5       $6,349.5
                                                               ========       ========

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                 JUNE 30,
                                                     ------------------      --------------------
                                                      2000       1999          2000        1999
                                                     -------    -------      --------    --------
Revenue............................................  $910.6     $892.7       $1,721.2    $1,683.8
Expenses:
  Cost of operations...............................   686.1      684.0        1,341.0     1,317.3
  Selling, general and administrative..............   193.5      183.2          385.7       350.0
                                                     ------     ------       --------    --------
Operating income (loss)............................    31.0       25.5           (5.5)       16.5
Interest income....................................      .5         .4             .6          .4
Interest expense...................................    (3.5)      (4.3)          (7.0)       (7.6)
Other income (expense), net........................    (2.6)       (.1)          (2.9)         .2
                                                     ------     ------       --------    --------
Income (loss) before income taxes..................    25.4       21.5          (14.8)        9.5
Provision (benefit) for income taxes...............     9.9        7.7           (5.8)        3.4
                                                     ------     ------       --------    --------
Net income (loss)..................................    15.5       13.8           (9.0)        6.1
                                                     ------     ------       --------    --------
Other comprehensive income (loss):
     Foreign currency translation adjustments......     1.5        (.7)           2.7        (1.1)
                                                     ------     ------       --------    --------
Comprehensive income (loss)........................  $ 17.0     $ 13.1       $   (6.3)   $    5.0
                                                     ======     ======       ========    ========
Basic and diluted earnings (loss) per share........  $  .34     $  .31       $   (.20)   $    .14
                                                     ======     ======       ========    ========
Weighted average common shares outstanding.........    45.1       45.1           45.1        45.1
                                                     ======     ======       ========    ========

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                                    ACCUMULATED
                                                                     COMMON STOCK     ADDITIONAL       OTHER
                                                      INVESTMENT   ----------------    PAID-IN     COMPREHENSIVE   SHAREHOLDERS'
                                                      BY PARENT    SHARES    AMOUNT    CAPITAL     INCOME (LOSS)      EQUITY
                                                      ----------   ------    ------   ----------   -------------   -------------
BALANCE AT DECEMBER 31, 1999........................   $ 733.0        --     $  --      $   --         $(6.4)         $726.6
    Net loss........................................      (9.0)       --        --          --            --            (9.0)
    Other comprehensive income:
      Foreign currency translation adjustments......        --        --        --          --           2.7             2.7
    Net contribution from Parent....................     174.0        --        --          --            --           174.0
    Transfer to common stock and additional
      paid-in capital...............................    (898.0)       --        .5       897.5            --              --
    Distribution of shares..........................        --      45.1        --          --            --              --
                                                       -------      ----     -----      ------         -----          ------
BALANCE AT JUNE 30, 2000............................   $    --      45.1     $  .5      $897.5         $(3.7)         $894.3
                                                       =======      ====     =====      ======         =====          ======

         The accompanying notes are an integral part of this statement.

                             ANC RENTAL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES:
  Net income (loss).........................................  $     (9.0)  $      6.1
  Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
       Purchases of revenue earning vehicles................    (4,532.9)    (4,160.3)
       Sales of revenue earning vehicles....................     2,947.0      2,863.2
       Depreciation of revenue earning vehicles.............       440.1        487.0
       Depreciation and amortization of property and
        equipment...........................................        38.4         29.5
       Gain on sale of property and equipment...............        (1.1)          --
       Amortization of intangible assets and debt issue
        costs...............................................        10.2          8.5
       Income tax provision (benefit).......................        (5.8)         3.4
       Parent overhead and insurance charges................          --         73.5
       Changes in assets and liabilities, net:
          Receivables.......................................       163.1        103.6
          Prepaid expenses and other assets.................        (2.2)         4.8
          Accounts payable and accrued liabilities..........        14.8       (191.2)
          Other liabilities.................................        47.2         (3.3)
                                                              ----------   ----------
                                                                  (890.2)      (775.2)
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................       (41.4)      (103.0)
  Proceeds from sale of property and equipment..............        32.2         10.5
  Other.....................................................          --          4.6
                                                              ----------   ----------
                                                                    (9.2)       (87.9)
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from revenue earning vehicle financing...........    33,666.7     39,912.9
  Payments on revenue earning vehicle financing.............   (33,291.0)   (39,048.3)
  Proceeds from issuance of other debt......................       284.4         99.6
  Payments on other debt....................................       (54.0)      (111.3)
  Cash transfers from (to) Parent...........................       209.0        (39.2)
  Subsidiary limited partner contributions..................       102.1         90.5
  Debt issue costs..........................................       (24.2)       (35.6)
  Other.....................................................         (.7)        (2.6)
                                                              ----------   ----------
                                                                   892.3        866.0
                                                              ----------   ----------
Increase (decrease) in cash and cash equivalents............        (7.1)         2.9
Cash and cash equivalents at beginning of period............        17.4         33.6
                                                              ----------   ----------
Cash and cash equivalents at end of period..................  $     10.3   $     36.5
                                                              ==========   ==========

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)

1. INTERIM FINANCIAL STATEMENTS

     The accompanying Condensed Consolidated Financial Statements include the accounts of ANC Rental Corporation and its subsidiaries (the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the Condensed Consolidated Financial Statements contain all material adjustments, consisting of only normal recurring adjustments, necessary to fairly state the financial position, the results of operations and cash flows for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Income taxes during these interim periods have been provided based upon the Company's anticipated annual effective income tax rate.

     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto appearing in the Company's Registration Statement on Form 10, as amended, filed with the SEC on June 6, 2000 (the "Registration Statement").

     Prior to June 30, 2000 the Company was a wholly owned subsidiary of AutoNation, Inc. (former "Parent" or "AutoNation"). In August 1999, AutoNation announced its intention to separate its automotive rental business from its automotive retail business and in September 1999, announced its intention to distribute its entire interest in the Company to AutoNation's stockholders on a tax-free basis (the "Distribution"), subject to conditions and consents described in the Separation and Distribution Agreement. On May 31, 2000 the former Parent's board of directors approved the spin-off and set a record date of June 16, 2000 and a distribution date of June 30, 2000. The Distribution occurred June 30, 2000 at which point the Company became an independent, publicly owned company. The Company has entered into agreements with AutoNation providing for the separation of the Company's business from AutoNation and governing various interim and ongoing relationships between the companies.

     All historical share and per share data of the Company's common stock, included in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, has been retroactively adjusted for the recapitalization of the former Parent's 100 shares of common stock previously outstanding into 45,142,728 shares of Common Stock on June 30, 2000 as more fully described in
Note 11 Shareholders' Equity.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

     Certain prior year amounts have been reclassified to conform with current year presentation.

                             ANC RENTAL CORPORATION

2. RECEIVABLES

     The components of receivables, net of allowance for doubtful accounts, are as follows:

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Trade receivables...........................................    $223.0         $247.2
Vehicle manufacturer receivables............................     122.2          302.6
Other.......................................................     132.2           87.3
                                                                ------         ------
                                                                 477.4          637.1
Less: allowance for doubtful accounts.......................     (43.7)         (46.6)
                                                                ------         ------
                                                                $433.7         $590.5
                                                                ======         ======

     Other receivables include approximately $35.0 million due from the Company's former Parent. Such amounts were received in July 2000.

3. REVENUE EARNING VEHICLES

     A summary of revenue earning vehicles is as follows:

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Revenue earning vehicles....................................   $6,385.5       $5,207.9
Less: accumulated depreciation..............................     (802.3)        (706.6)
                                                               --------       --------
                                                               $5,583.2       $4,501.3
                                                               ========       ========

     Revenue earning vehicles with a net book value of approximately $4.29 billion and $4.12 billion at June 30, 2000 and December 31, 1999 respectively, were acquired under manufacturer repurchase programs that allow the Company to require manufacturers to repurchase vehicles held for periods of up to twenty-four months. The agreements contain varying mileage and damage limitations.

     The Company also leases vehicles under operating lease agreements. These agreements have terms of four to thirteen months and require the Company to provide normal maintenance and liability coverage. In many cases these agreements provide for the early termination of the lease and allow the Company to purchase leased vehicles subject to certain restrictions.

4. INVESTMENTS

     In connection with the separation, the Company's former Parent contributed its insurance subsidiary to the Company, which included approximately $45.9 million of investments. Investments consist of marketable debt securities classified as available for sale and are stated at fair value with unrealized gains and losses included in comprehensive income. Fair value is estimated based upon quoted market prices. A summary of investments at June 30, 2000 (unaudited) is as follows:

U.S. government debt securities.............................  $30.2
Asset-backed securities.....................................   13.1
Corporate debt securities...................................    2.6
                                                              -----
                                                              $45.9
                                                              =====

                             ANC RENTAL CORPORATION

     At June 30, 2000 aggregate maturities of investments are as follows:

                                                              FAIR VALUE
                                                              ----------
Due within 1 year...........................................    $ 6.9
Due after 1 year through 5 years............................     36.0
Due after 5 years through 10 years..........................      3.0
                                                                -----
                                                                $45.9
                                                                =====

5. PROPERTY AND EQUIPMENT

     A summary of property and equipment is as follows:

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Land........................................................    $ 125.0       $ 131.5
Furniture, fixtures and equipment...........................      401.1         390.8
Buildings and improvements..................................      323.6         337.0
                                                                -------       -------
                                                                  849.7         859.3
Less: accumulated depreciation and amortization.............     (258.4)       (236.6)
                                                                -------       -------
                                                                $ 591.3       $ 622.7
                                                                =======       =======

6. ACCOUNTS PAYABLE

     The components of accounts payable are as follows:

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Trade payables..............................................    $120.9         $250.3
Vehicle payables............................................     217.5           27.3
                                                                ------         ------
                                                                $338.4         $277.6
                                                                ======         ======

     Vehicle payables represent amounts to be financed after period end for vehicles acquired under the Company's revenue earning vehicle financing programs. As of June 30, 2000, approximately $86.8 million of vehicle payables is due to a subsidiary of the Company's former Parent.

7. OTHER LIABILITIES

     A summary of other liabilities is as follows:

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Minority interest...........................................    $214.2         $112.1
Other.......................................................      51.9           41.3
                                                                ------         ------
                                                                $266.1         $153.4
                                                                ======         ======

     Minority interest represents the limited partnership interest in a subsidiary of the Company. Minority interest in the subsidiary's income is included in cost of operations and was $1.5 million, for the three months ended June 30, 2000 and 1999, and $2.7 million for the six months ended June 30, 2000 and 1999.

                             ANC RENTAL CORPORATION

8. REVENUE EARNING VEHICLE DEBT

     Revenue earning vehicle debt is as follows:

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Amounts under various commercial paper programs secured by
  eligible vehicle collateral, interest based on
  market-dictated commercial paper rates; weighted average
  interest rates of 7.04% and 6.14% at June 30, 2000 and
  December 31, 1999, respectively...........................   $1,351.9       $1,358.8
Amounts under various asset-backed medium-term note programs secured by eligible vehicle collateral:
Fixed rate component; weighted average interest rate of
  6.30% at June 30, 2000 and December 31, 1999, maturities
  through 2005..............................................    1,750.0        1,750.0
Floating rate component based on a spread over LIBOR;
  weighted average interest rates of 6.90% and 6.72% at June
  30, 2000 and December 31, 1999, respectively; maturities
  through 2005..............................................    1,750.0        1,250.0
Other uncommitted secured vehicle financings primarily with
  financing institutions in the United Kingdom; LIBOR based
  interest rates; weighted average interest rates of 5.03%
  and 4.99% at June 30, 2000 and December 31, 1999,
  respectively..............................................       87.1          172.8
                                                               --------       --------
                                                               $4,939.0       $4,531.6
                                                               ========       ========

     At June 30, 2000, aggregate maturities of revenue earning vehicle debt were as follows:

2000........................................................  $1,435.4
2001........................................................       3.7
2002........................................................     324.9
2003........................................................   1,475.0
2004........................................................     500.0
Thereafter..................................................   1,200.0
                                                              --------
                                                              $4,939.0
                                                              ========

     As of June 30, 2000, the Company had commercial paper programs aggregating $1.84 billion, which consisted of a $1.14 billion single seller commercial paper program and two bank-sponsored multi-seller commercial paper conduit facilities totaling $700.0 million. The $1.14 billion single-seller program is supported by $1.095 billion of bank lines of credit which provide liquidity backup for the facility, as well as $45.0 million of letters of credit, which provide credit enhancement and additional liquidity.

     The Company also has outstanding $3.50 billion of asset-backed medium-term notes, which include $500.0 million of rental vehicle asset-backed medium-term notes issued June 30, 2000. The Company fixed the effective interest rate on the new $500.0 million of floating rate notes due September 2004 at 7.30% through the use of certain derivative instruments.

     The weighted average interest rate on total revenue earning vehicle debt was 6.69% and 6.32% at June 30, 2000 and December 31, 1999, respectively. Interest expense on revenue earning vehicle debt is included as a component of cost of operations in the accompanying Unaudited Consolidated Condensed Statement of Income and Comprehensive Income.

     The Company historically has received, and for a limited time will continue to receive, various credit enhancements from AutoNation in connection with the Company's revenue earning vehicle financing

                             ANC RENTAL CORPORATION
programs. The Company will have reimbursement obligations to AutoNation to the extent AutoNation is required to satisfy any of its guarantees of any of the Company's obligations.

9. OTHER DEBT

     Other debt is as follows:

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Interim financing fixed rate note at 13.5% due June 30,
  2001......................................................    $225.0         $   --
Secured revolving credit facility; interest rate of 11.0% at
  June 30, 2000.............................................      35.0             --
Notes payable to vehicle manufacturer; weighted average
  interest rates of 7.45% and 5.56% at June 30, 2000 and
  December 31, 1999, respectively matures 2002..............      35.0           35.0
Notes payable to former owners of acquired business;
  interest payable using LIBOR based rates; weighted average interest of 5.95% and 5.12% at June 30, 2000 and December
  31, 1999, respectively; redeemable at the option of the
  holder through maturity in 2003...........................      10.3           11.9
Other uncommitted credit facilities and other notes;
  interest ranging from 2.5% to 6.7%; maturing through
  2000......................................................      27.5           60.5
                                                                ------         ------
                                                                $332.8         $107.4
                                                                ======         ======

     As of June 30, 2000 aggregate maturities of other debt are as follows:
$72.8 million in 2000, $225.0 million in 2001, and $35.0 million in 2002.

     During the second quarter of 2000, the Company entered into a three-year secured revolving credit facility of up to $175.0 million at a floating rate, initially based upon a spread of 2.75% above LIBOR. The Company has also entered into a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million and (2) an amount equal to $175.0 million less the borrowing base of the $175.0 million secured revolving credit facility. As of June 30, 2000 the borrowing base approximated $106.0 million under the $175.0 million secured revolving credit facility. The supplemental secured revolving credit facility has a term of one year, and will be available until no later than May 31, 2001 to the extent there is no availability for borrowings under the $175.0 million secured revolving credit facility. Any amounts outstanding under the supplemental secured revolving credit facility on its one year maturity date will be converted into a term loan maturing on the maturity date of the three-year $175.0 million secured revolving credit facility. Interest on the supplemental secured revolving credit facility will be payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October commencing October 1, 2000. As of June 30, 2000 no amounts were outstanding under the supplemental secured revolving credit facility.

     In addition, the Company has entered into an agreement with a lender for interim financing of $225.0 million which was funded on June 30, 2000. The initial term of the interim financing is 12 months. The interest rate on the interim financing is fixed at 13.5% during the term. The interim financing requires the Company to pay commitment fees totaling up to $22.0 million, $10.0 million of which was paid through June 30, 2000. Additional fees are due on the following dates if any amounts under the interim loan are still outstanding on such date: $2.0 million due September 30, 2000, $5.0 million due December 31, 2000 and $5.0 million due March 31, 2001. If the Company does not refinance the interim financing by the one year anniversary of its funding, then the interim financing will extend into a non-callable six year term loan and the Company will be obligated to issue warrants representing up to 7.5% of its fully diluted capital stock and pay a fee approximating 3.0% of the principal interim financing remaining outstanding. The term loan would bear

                             ANC RENTAL CORPORATION
interest at an increasing rate starting at 14.0% and increase by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed rate note with similar maturity. In connection with certain refinancings of the interim financing, the Company also may be required, based upon market conditions, to issue the warrants previously described. The warrants would have a term of 10 years and would have an exercise price of $.01 per share.

10. RESTRUCTURING

     During the fourth quarter of 1999, the Company approved and implemented a plan to significantly restructure its operations which resulted in a pre-tax restructuring charge of $40.5 million. The restructuring plan included provisions to (1) consolidate headquarter operations in Fort Lauderdale, (2) reduce non-field headcount as a result of consolidating headquarter operations,
(3) renegotiate certain existing international vehicle supply agreements and reduce revenue earning vehicle fleet, and (4) exit and consolidate certain unprofitable or marginally profitable operating locations both domestically and internationally.

     At June 30, 2000, $16.2 million remains accrued relative to the 1999 restructuring plan with most of those costs expected to be paid by the end of 2000, except for certain lease commitments. The Company charged $3.2 million during the three months ended June 30, 2000 and $5.5 million during the six months ended June 30, 2000 to these reserves. These charges were primarily comprised of severance and rent paid during the applicable periods. The Company also made additional provisions for the payment of retention bonuses. The provision for retention bonuses, included as a component in selling, general and administrative expenses, approximated $4.3 million for the three months ended June 30, 2000 and approximated $8.5 million for the six months ended June 30, 2000. The Company expects the majority of the retention payments to be paid in July and October 2000.

11. SHAREHOLDERS' EQUITY

     In June 2000 the Company amended and restated its certificate of incorporation to authorize capital stock consisting of 250,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $.001 per share. Stock formerly held by AutoNation was converted into 45,142,728 shares of the Company's common stock, all of which was distributed on June 30, 2000. No preferred stock was outstanding as of June 30, 2000.

     In connection with the separation from AutoNation, certain assets and liabilities were contributed to the Company by AutoNation during the six months ended June 30, 2000. Such contributions include but are not limited to: (i) cash approximating $209.0 million, (ii) an insurance subsidiary with a net deficit of $39.1 million and (iii) the current portion of taxes payable approximating $4.1 million. As a result of the Distribution, the Company has an initial shareholders' equity balance of $894.3 million as of June 30, 2000. The shareholders' equity balance is subject to further adjustment resulting from changes in estimated shared assets and liabilities between AutoNation and the Company as well as certain other matters. However, such adjustments, if any, are not expected to be significant.

                             ANC RENTAL CORPORATION

     The assets and (liabilities) of the insurance subsidiary assumed from AutoNation are summarized as follows:

                                                               JUNE 30,
                                                                 2000
                                                              -----------
                                                              (UNAUDITED)
Cash and cash equivalents...................................    $   1.2
Restricted cash and cash equivalents........................       19.7
Receivables, net............................................        6.3
Investments.................................................       45.9
Other assets................................................       29.5
Accrued liabilities.........................................        (.1)
Insurance reserves..........................................     (141.6)
                                                                -------
Net deficit.................................................    $ (39.1)
                                                                =======

12. STOCK OPTIONS AND WARRANTS

     On June 28, 2000 the ANC Rental Corporation's Board of Directors and AutoNation as sole shareholder approved the ANC Rental Corporation Stock Option Plan. The total amount of shares issuable under the Plan is 9,000,000. On June 30, 2000, ANC Rental Corporation's Board of Directors approved the grant, to key employees and directors of the Company, of options to purchase 6,695,000 shares of Common Stock. Options granted under the plan are non-qualified and were granted at a price equal to the average of the daily high and low market price of the Common Stock on July 3, 2000, the date of grant. The options granted have a term of ten years from the date of grant, and vest in equal 25% increments over three and one-half years commencing on January 1, 2001 and annually thereafter. As part of the initial grant each outside director received a grant of options to purchase 100,000 shares of Common Stock which vest immediately. Mr. Egan, the Chairman, received a grant of options to purchase 750,000 shares of Common Stock which vest immediately.

     Also on June 28, 2000 the ANC Rental Corporation's Board of Directors and AutoNation as sole shareholder approved the ANC Rental Corporation Employee Stock Purchase Plan. The Purchase Plan will allow employees to purchase common stock at a discount using after-tax payroll deductions. The total amount of shares issuable under the Purchase Plan is 2,000,000. The discount offered under the Purchase Plan is 10% for the remainder of the calendar year 2000 with future discounts established by the Board of Directors, not to exceed 15% of fair market value on the date of exercise.

13. LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution could affect the consolidated results of operations or cash flows for the quarterly periods in which they are resolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto under Item 1. In addition, reference should be made to the Company's audited Consolidated Financial Statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form 10 as filed with the Securities and Exchange Commission on June 6, 2000.

OVERVIEW

     Prior to June 30, 2000 we were a wholly owned subsidiary of AutoNation, Inc. AutoNation announced its intention to separate its automotive rental business from its automotive retail business in August 1999, and in September 1999, announced its intention to distribute its entire interest in us to AutoNation's stockholders on a tax-free basis (the "Distribution"). On May 31, 2000 AutoNation's board of directors approved the spin-off and set a record date of June 16, 2000 and a distribution date of June 30, 2000. The Distribution occurred June 30, 2000 at which point we became an independent, publicly owned company. We have entered into agreements with AutoNation providing for the separation of our business from AutoNation's and governing various interim and ongoing relationships between the companies.

     As a wholly owned subsidiary of AutoNation, we received services from AutoNation which supported our accounting, auditing, cash management, corporate communications, corporate development, facilities management, finance and treasury, human resources and benefit plan administration, information technology, insurance and risk management, legal, payroll, purchasing and tax operations. AutoNation also provided us with the services of a number of its executives and employees. In consideration for these services, AutoNation allocated to us a portion of its overhead costs related to these services. These allocations were historically based on the proportion of invested capital of our company as a percentage of the consolidated invested capital of AutoNation and its subsidiaries, including our company, and based upon various proportional cost allocation methods. We believe that the amounts allocated to us in 1999 were no less favorable than costs we would have incurred to obtain these services on our own or from unaffiliated third parties. No amounts have been allocated in 2000.

     The historical consolidated financial information included in this filing does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

GENERAL

     We rent vehicles on a daily or weekly basis to leisure and business travelers principally from on-airport or near-airport locations through our Alamo and National brands and to local customers who need replacement vehicles from locations in suburban areas through CarTemps USA. We operate primarily in the United States, Europe and Canada.

     We generate revenue primarily from vehicle rental charges and the sale of ancillary rental products. Approximately 87% of our rental revenue is derived from vehicle rental charges with the remaining 13% derived from the sale of liability and other accident protection products, fuel usage fees, and customer convenience products including vehicle upgrades, additional or underage driver privileges, inter-city privileges, infant seat rentals, cellular phone rentals and ski rack rentals.

     Cost of operations consists primarily of revenue earning vehicle depreciation, interest on revenue earning vehicle debt and other operating expenses including vehicle lease expense, personnel, insurance, fleet maintenance and rental location occupancy costs. Vehicle depreciation is one of the largest components of our cost of operations and it is materially affected by vehicle manufacturers' repurchase programs. Repurchase prices under repurchase programs are based on either (1) a predetermined percentage of a vehicles' original cost based on the month in which the vehicle is returned or
(2) the original cost less a set monthly depreciation amount. Repurchase programs limit the risk of market value decline at the time of the vehicle disposition. As of June 30, 2000, approximately 87.0% of our combined fleet was covered by repurchase programs or were leased and not subject to residual value risk.

CONSOLIDATED RESULTS OF OPERATIONS

     A summary of our operating results is as follows for the periods indicated:

                                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------   -----------------------------------
                                                  2000      %      1999      %       2000       %       1999       %
                                                 ------   -----   ------   -----   --------   -----   --------   -----
Revenue:.......................................  $910.6   100.0   $892.7   100.0   $1,721.2   100.0   $1,683.8   100.0
Expenses:
    Cost of operations.........................   686.1    75.4    684.0    76.6    1,341.0    77.9    1,317.3    78.2
    Selling, general and administrative........   185.2    20.3    183.2    20.5      370.0    21.5      350.0    20.8
    Transition costs...........................     8.3      .9       --      --       15.7      .9         --      --
                                                 ------   -----   ------   -----   --------   -----   --------   -----
Operating income...............................  $ 31.0     3.4   $ 25.5     2.9   $   (5.5)    (.3)  $   16.5     1.0
                                                 ======   =====   ======   =====   ========   =====   ========   =====

REVENUE

     Revenue was $910.6 million for the three months ended June 30, 2000 and $892.7 million for the three months ended June 30, 1999. The increase in revenue in 2000 over 1999 of $17.9 million or 2.0% is primarily due to pricing increases approximating 2.6% offset by lower rental volume.

     The increase in price during the three month period is primarily due to the repositioning of our brands as well as management pricing decisions at Alamo, National and CarTemps USA in the North American market. The overall market continues to be competitive and may limit our ability to retain price increases or raise pricing in future quarters. Foreign exchange rate movements during the three month period unfavorably impacted revenue of our international operations. Excluding the effect of foreign exchange, revenue per day increased 3.3% compared to the reported 2.6% increase.

     Offsetting the increase in price during the three month period is a decrease in rental days of 0.4%. The decline in rental days was primarily in North America, in part the result of management's focus on less price sensitive, higher margin channels of distribution.

     Revenue was $1,721.2 million for the six months ended June 30, 2000 and $1,683.8 million for the six months ended June 30, 1999. The increase in revenue in 2000 as compared to 1999 of $37.4 million or 2.2% is primarily due to pricing increases approximating 3.4% offset by lower rental volume.

     The increase in price is primarily due to repositioning and pricing decisions previously discussed. Foreign exchange rate movements during the six month period unfavorably impacted our international operations. Excluding the effect of foreign exchange, revenue per day increased 3.9% compared to the reported 3.4%.

     The decline in rental days was primarily experienced in North America with the largest volume decrease realized early in the first quarter of 2000. Additionally, the decline in rental days was affected by management's focus on less price sensitive, higher margin channels of distribution.

COST OF OPERATIONS

     Cost of operations was $686.1 million for the three months ended June 30, 2000 and $684.0 million for the three months ended June 30, 1999. As a percent of revenue, cost of operations was 75.4% for the three months ended June 30, 2000 and 76.6% for the three months ended June 30, 1999. The decrease in operating cost as a percent of revenue is primarily due to lower average fleet costs and fleet inventory levels, the direct result of actions taken to reduce fleet and related cost thereby improving utilization. During the second quarter of 2000 utilization improved 60 basis points as compared to the three months ended June 30, 1999. Offsetting the decreases in fleet cost were certain higher operating expenses related to facilities, equipment and personnel.

     Cost of operations was $1,341.0 million for the six months ended June 30, 2000 and $1,317.3 million for the six months ended June 30, 1999. As a percent of revenue cost of operations was 77.9% for the six months ended June 30, 2000 and 78.2% for the six months ended June 30, 1999. The increase in operating cost in aggregate dollars of $23.7 million is due to higher expenses related to facilities, equipment and personnel coupled with higher fleet cost incurred in the first quarter of 2000. The decrease in operating cost as a percent of revenue is primarily due to higher operating revenue coupled with increased utilization of fleet.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $185.2 million for the three months ended June 30, 2000 and $183.2 million for the three months ended June 30, 1999. As a percent of revenue selling, general and administrative expenses were 20.3% for the three months ended June 30, 2000 and 20.5% for the three months ended June 30, 1999. The increase in selling, general and administrative expenses in aggregate dollars is primarily due to higher selling and marketing costs.

     Selling, general and administrative expenses were $370.0 million for the six months ended June 30, 2000 and $350.0 million for the six months ended June 30, 1999. As a percent of revenue, selling, general and administrative expenses were 21.5% for the six months ended June 30, 2000 and 20.8% for the six months ended June 30, 1999. The increase in selling, general and administrative expenses in aggregate dollars and as a percent of revenue is primarily due to higher selling and marketing expenses.

     Separately, in 1999 AutoNation allocated incremental overhead costs including allocations of AutoNation general and administrative expenses not specifically attributable to its operating subsidiaries. Such allocations were $4.0 million for the three months ended June 30, 1999 and $8.0 million for the six months ended June 30, 1999, and are included as a component of selling, general and administrative expenses for the applicable period. We believe these costs were comparable to the costs incurred in 2000 in the establishment of our own corporate infrastructure.

TRANSITION COSTS

     We incurred approximately $8.3 million of transition costs for the three months ended June 30, 2000 and $15.7 million of transition costs for the six months ended June 30, 2000. These costs relate to the consolidation of headquarter operations to Fort Lauderdale and were not previously accruable as part of the fourth quarter 1999 restructuring charge. Transition costs are primarily comprised of employee retention bonuses, relocation of information systems, and personnel costs related to hiring, relocation and training. We plan to cease incurring such transition costs by the fourth quarter of 2000.

RESTRUCTURING AND OTHER CHARGES

     During the fourth quarter of 1999, we approved and implemented a plan to significantly restructure our operations which resulted in a pre-tax restructuring charge of $40.5 million. The restructuring plan included provisions to (1) consolidate headquarter operations to Fort Lauderdale, (2) reduce non-field headcount as a result of the consolidation of headquarter operations, (3) renegotiate certain existing international vehicle supply agreements and reduce revenue earning vehicle fleet, and (4) exit and consolidate certain unprofitable or marginally profitable operating locations both domestically and internationally.

     At June 30, 2000, $16.2 million remains accrued relative to the 1999 plan with most of those costs expected to be incurred by the end of 2000, except for certain lease commitments. We charged $3.2 million during the three months ended June 30, 2000 and $5.5 million during the six months ended June 30, 2000 to these reserves. These charges were primarily comprised of severance and rent paid during the applicable periods. We made additional provisions for the payment of retention bonuses. The retention bonuses, included as a component of transition costs in selling, general and administrative expenses, approximated $4.3 million for the three months ended June 30, 2000 and approximated $8.5 million for the six months ended June 30, 2000. We expect the majority of the retention payments to be paid in July and October 2000.

INTEREST EXPENSE

     Interest expense was $3.5 million for the three months ended June 30, 2000 and $4.3 million for the three months ended June 30, 1999. The decrease in interest expense is primarily due to capital contributions from AutoNation, our former Parent, being used to repay certain working capital facilities.

     Interest expense was $7.0 million for the six months ended June 30, 2000 and $7.6 million for the six months ended June 30, 1999. The decrease in interest expense is primarily due to those reasons previously discussed.

     We have modified and will continue to modify our existing financing programs and enter into new financing programs. As a result of the proceeds from our refinancing we expect interest expense to be higher in the third and fourth quarters of 2000. You should read the Financial Condition section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

OTHER INCOME (EXPENSE)

     Other income (expenses) was $(2.6) million for the three months ended June 30, 2000 and was $(0.1) million for the three months ended June 30, 1999. Other income (expense) was $(2.9) million for the six months ended June 30, 2000 and was $0.2 million for the six months ended June 30, 1999. The increase in other expense is primarily due to charges related to our canceled bond offering in May 2000 partially offset by gains realized on the sale of certain excess properties.

INCOME TAXES

     The provision for income taxes for the three months ended June 30, 2000 was $9.9 million and $7.7 million for the three months ended June 30, 1999. The provision (benefit) for income taxes for the six months ended June 30, 2000 was $(5.8) million and $3.4 million for the six months ended June 30, 1999. The effective income tax rate was 39.0% as compared to 36.0%. The increase in our effective rate is due to the effect of non-deductible items.

SEASONALITY

     Our business, and particularly the leisure travel market, is highly seasonal. Our third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, we increase our rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could result in a significant decrease in customer volume. The first and fourth quarters for our operations are generally the weakest because there is limited leisure travel and a greater potential for weather conditions, either adverse or unseasonable, to impact our business. Many of our operating expenses such as rent, general insurance and administrative personnel remain fixed throughout the year and cannot be reduced during periods of decreased rental demand. Given the seasonality of our operations, our revenue and variable operating and selling expenses are generally higher in aggregate dollars during the second and third quarters as compared to the first and fourth quarters. In addition, in part due to seasonality, our cost of operations as a percentage of revenue is generally higher during the first and fourth quarters as compared to the second and third quarters.

SECOND QUARTER 2000 VERSUS FIRST QUARTER 2000

     A summary of our quarterly operating results for 2000 is as follows for the periods indicated:

                                                          SECOND             FIRST
                                                          QUARTER     %     QUARTER     %
                                                          -------   -----   -------   -----
Revenue.................................................  $910.6    100.0   $810.6    100.0
Expenses:
  Cost of operations....................................   686.1     75.4    654.9     80.8
  Selling, general and administrative...................   185.2     20.3    184.8     22.8
  Transition costs......................................     8.3       .9      7.4       .9
                                                          ------    -----   ------    -----
Operating income (loss).................................  $ 31.0      3.4   $(36.5)    (4.5)
                                                          ======    =====   ======    =====

     Revenue increased during the second quarter of 2000 versus the first quarter of 2000 primarily due to an increase in rental days offset by a slight decrease in pricing. The increase in rental days is primarily due to normal effects of seasonality.

     Cost of operations decreased as a percentage of revenue for the second quarter of 2000 versus the first quarter of 2000 primarily due to improved utilization due to seasonality. The increase in operating cost in aggregate dollars is primarily due, as expected, to higher fleet and transaction cost.

     Selling, general and administrative expenses decreased as a percentage of revenue for the second quarter of 2000 versus the first quarter of 2000 primarily due to higher revenue levels.

     Transition costs relate to the consolidation of headquarter operations to Fort Lauderdale and are primarily comprised of employee retention bonuses, relocation of information systems, and personnel costs relating to hiring, relocation and training. We plan to cease incurring such transition costs by the fourth quarter of 2000.

CASH FLOWS

     We discuss below the major components of changes in cash flows for the six months ended June 30, 2000 and 1999.

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash used in operating activities was $890.2 million during the six months ended June 30, 2000 and $775.2 million during the six months ended June 30, 1999. The increase in cash used in operating activities in 2000 as compared to 1999 is primarily due to lower cumulative operating earnings and increased purchases of revenue earning vehicles offset by an increase in vehicle payables. Cash flows from operating activities for the six months ended June 30, 1999 includes non-cash parent overhead allocations and insurance charges that were historically paid by our former Parent. During 2000 we have paid our own corporate overhead and insurance claims from operations.

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash flows from investing activities consist primarily of capital additions. Capital additions were $41.4 million during the six months ended June 30, 2000, and $103.0 million during the six months ended June 30, 1999. The decrease in capital additions during the period is primarily due to completion of the Global Odyssey program. The increase in proceeds from the sale of property and equipment is due primarily to the disposition of our former Minneapolis headquarters and excess property in Fort Lauderdale.

     We intend to finance future capital expenditures through cash on hand and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows from financing activities was $892.3 million for the six months ended June 30, 2000 and $866.0 million for the six months ended June 30, 1999. The increase in cash flows from financing activities is primarily due to proceeds of new debt and net contributions from our former Parent. Please refer to our discussion of "Financial Condition", contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

     Our commercial paper program is approximately $1.84 billion consisting of a $1.14 billion single-seller commercial paper program and a two bank-sponsored multi-seller commercial paper conduit facilities totaling $700.0 million. The $1.14 billion single-seller commercial paper program is supported by $1.095 billion of bank lines of credit which provide liquidity backup for the facility, as well as $45.0 million of letters of credit, which provide credit enhancement and additional liquidity. The $700.0 million multi-seller commercial paper conduit facilities mature on October 31, 2000. We currently do not anticipate needing such capacity beyond October 31, 2000 due to the seasonal nature of our fleet size. Our medium-term note-financing totals $3.50 billion of which $500.0 million was issued on June 30, 2000. We fixed the effective interest rate of the newly issued $500.0 million at 7.30% through the use of certain derivative instruments.

     We historically have received, and for a limited time will continue to receive, various credit enhancements from AutoNation in connection with our revenue earning vehicle financing programs. We will have reimbursement obligations to AutoNation to the extent AutoNation is required to satisfy any of its guarantees of any of our obligations. Due to our separation from AutoNation, we have modified and will continue to modify our existing financing programs and enter into new financing programs. These changes to our financing programs will result in higher costs of capital in future periods.

     During the second quarter 2000, we entered into a three-year secured revolving credit facility of up to $175.0 million at a floating rate, initially based upon a spread of 2.75% above LIBOR. We also have entered into a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million or (2) an amount equal to $175.0 million less the borrowing base of the $175.0 million secured revolving credit facility. As of June 30, 2000 the borrowing base approximates $106.0 million under the $175.0 million secured revolving credit facility. The supplemental secured revolving credit facility has a term of one year, and will be available until no later than May 31, 2001 to the extent there is no availability for borrowings under the $175.0 million secured revolving credit facility. Any amounts outstanding under the supplemental secured revolving credit facility on its one year maturity date will be converted into a term loan maturing on the maturity date of the three-year $175.0 million secured revolving credit facility. Interest on the supplemental secured revolving credit facility will be payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October commencing October 1, 2000. As of July 31, 2000 no amounts were drawn on either revolver.

     In addition, we have entered into an agreement with a lender for interim financing of $225.0 million which was funded on June 30, 2000. The initial term of the interim financing is 12 months. The interest rate on the interim financing is fixed at 13.5% during the term. The interim financing requires us to pay commitment fees totaling up to $22.0 million, $10.0 million of which was paid through June 30, 2000. Additional fees are due on the following dates if any amounts under the interim loan are still outstanding on such date: $2.0 million due September 30, 2000, $5.0 million due December 31, 2000 and $5.0 million due March 31, 2001. If we do not refinance the interim financing by the one year anniversary of its funding, then the interim financing will extend into a non-callable six year term loan and we will be obligated to issue warrants representing up to 7.5% of our fully diluted capital stock and pay a fee approximating 3.0% of the principal interim financing remaining outstanding. The term loan would bear interest at an increasing rate starting at 14.0% and increase by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed rate note with similar maturity. In connection with certain refinancings of the interim financing, we also may be required, based upon market conditions, to issue the warrants previously described. The warrants would have a term of 10 years and would have an exercise price of $.01 per share.

     In addition, to the debt financing previously discussed certain assets and liabilities were contributed to us by AutoNation during the six months ended June 30, 2000. Such contributions include but are not limited to: (i) cash approximating $209.0 million, (ii) an insurance subsidiary with a net deficit of $39.1 million and (iii) the current portion of taxes payable approximating $4.1 million. As a result of the Distribution we have an initial shareholders' equity balance of $894.3 million as of June 30, 2000. The shareholders' equity balance is subject to further adjustment resulting from changes in estimated shared assets and liabilities between AutoNation and us as well as certain other matters. However, such adjustments, if any, are not expected to be significant.

     Separately, we use interest rate derivative financial instruments to manage the impact of interest rate changes on our variable rate debt. These derivative instruments consist of interest rate swaps and interest rate caps and floors. The amounts exchanged by the counterparties are based upon the notional amounts and other terms, generally related to interest rates. At June 30, 2000, notional principal amounts related to interest rate swaps used to convert variable rates to fixed rates were $250.0 million. As of June 30, 2000, the weighted average fixed rate payment on variable rate to fixed rate swaps was 5.92%. Variable rates received on interest rate swaps are indexed to the Commercial Paper Nonfinancial rate. Notional principal amounts related to interest rate caps and floors as of June 30, 2000 were $1.75 billion and $800.0 million, respectively. The interest rate caps and floors effect a weighted average interest rate of 6.15% as of June 30, 2000. Variable rates on the interest rate caps and floors are indexed to LIBOR. Including our interest rate derivatives, our ratio of fixed interest rate debt to total debt outstanding was 75% as of June 30, 2000.

     As a result of our separation from AutoNation we have unwound certain derivative instruments which were held in the name of our former Parent. The termination of our swaps yielded approximately $7.7 million while the termination of our floors cost us approximately $6.3 million. The proceeds and cost of the unwinding of the derivatives was contributed by AutoNation to us as of June 30, 2000. The proceeds of $7.7 million and cost of $6.3 million will be amortized over the remaining life of the respective debt that was hedged.

     We believe that our cash flow from operations and short-term and long-term debt financings will be sufficient to satisfy our future working capital requirements, revenue earning vehicle purchases, capital expenditures and debt service requirements for the next twelve months and for the foreseeable future thereafter. We expect to refinance the $225.0 million interim financing, and may refinance other credit facilities as well, in either case if more favorable terms can be obtained by us.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends FASB Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133, as further amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FSAB Statement NO. 133" in June 2000, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the hedge accounting criteria are met. The Company will adopt SFAS 133 beginning January 1, 2001, and does not anticipate that it will have a material impact on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     Certain statements and information included in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. In addition, from time to time we or our representatives may make forward-looking statements orally or in writing.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the effect of our indebtedness on our operations, the availability and cost of capital, the impact of competition in the automotive rental industry, costs and other factors related to the acquisition and disposition of vehicles, including our reliance on repurchase programs and automobile manufacturers, the seasonal nature of our business and the impact of decreases in air travel, the effects of legal proceedings and regulatory matters on our business, and the impact of general economic conditions, as well as other factors discussed in filings which we make with the Securities and Exchange Commission.

     We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise, other than as required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The tables below provide information about our market sensitive financial instruments and constitute "forward-looking statements." All items described are non-trading.

     Our major market risk exposure is interest rate risk due to changing interest rates, primarily in the United States. Due to our limited foreign operations, we do not have material market risk exposures relative to changes in foreign exchange rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We use interest rate derivatives to adjust interest rate exposures when appropriate, based upon market conditions. These derivatives consist of interest rate swaps, caps and floors which we enter into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We use variable to fixed interest rate swap agreements and interest rate caps and floors to manage the impact of interest rate changes on our variable rate debt. Expected maturity dates for variable rate debt and interest rate swaps, caps and floors are based upon contractual maturity dates. Average pay rates under interest rate swaps are based upon contractual fixed rates. Average variable receive rates under interest rate swaps are based on implied forward rates in the yield curve at the reporting date. Average rates under interest rate caps and floors are based upon contractual rates.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement. The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximate current market rates. The fair value of interest rate swaps, caps and floors is determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates, and is effectively the amount we would pay or receive to terminate the agreements.

     The following tables set forth the expected maturity date and fair values of our derivative instruments and corresponding hedged variable rate debt for the applicable periods presented.

                                                                                                               FAIR VALUE
                                                         EXPECTED MATURITY DATE                                 JUNE 30,
                                        --------------------------------------------------------              ------------
            JUNE 30, 2000                 2000      2001    2002     2003     2004    THEREAFTER    TOTAL         2000
            -------------               --------   ------   -----   ------   ------   ----------   --------   ------------
                                                             (IN MILLIONS)
(Asset)/liability
Variable rate debt....................  $1,508.2   $  3.7   $35.0   $550.0   $500.0     $700.0     $3,296.9     $3,296.9
  Average interest rates..............     7.02%    7.00%   7.45%    6.91%    6.89%      6.53%           --           --
Interest rate swaps...................     150.0    100.0      --       --       --         --        250.0         (1.2)
  Average pay rate....................     6.11%    5.63%      --       --       --         --           --           --
  Average receive rate................     6.85%    6.98%      --       --       --         --           --           --
Interest rate caps....................        --       --      --    550.0    500.0      700.0      1,750.0        (71.1)
  Average rate........................        --       --      --    5.73%    7.30%      6.26%
Interest rate floors..................        --       --      --       --    500.0      300.0        800.0         14.1
  Average rate........................        --       --      --       --    7.30%      6.26%           --           --

                                                                                                               FAIR VALUE
                                                         EXPECTED MATURITY DATE                               DECEMBER 31,
                                        --------------------------------------------------------              ------------
          DECEMBER 31, 1999               2000      2001    2002     2003     2004    THEREAFTER    TOTAL         1999
          -----------------             --------   ------   -----   ------   ------   ----------   --------   ------------
                                                             (IN MILLIONS)
(Asset)/Liability
Variable rate debt....................  $1,600.8   $  3.2   $35.0   $550.0   $   --     $700.0     $2,889.0     $2,889.0
  Average interest rates..............     6.00%    6.50%   5.56%    6.72%       --      6.71%           --           --
Interest rate swaps...................     300.0    100.0      --    200.0       --         --        600.0         (6.8)
  Average pay rate....................     5.96%    5.63%      --    5.59%       --         --           --           --
  Average receive rate................     6.67%    7.32%      --    7.50%       --         --           --           --
Interest rate caps....................        --       --      --    550.0       --      700.0      1,250.0        (66.4)
  Average rate........................        --       --      --    5.73%       --      6.26%           --           --
Interest rate floors..................        --       --      --    550.0       --      700.0      1,250.0         15.2
  Average rate........................        --       --      --    5.73%       --      6.26%           --           --

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 22, 2000, the Alabama Supreme Court dismissed a purported class action, regarding the alleged improper sale of optional insurance products, entitled Ben C. Martin, Archie Powell, William Johnson, individually and on behalf of all others similarly situated v. Alamo Rent-A-Car, Inc., National Car Rental Systems, Inc. and certain other car rental companies, with prejudice for failure to prosecute.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 28, 2000 the Company's sole stockholder approved and ratified (1) the Company's Amended and Restated Certificate of Incorporation, (2) the spin-off of the Company from AutoNation, Inc., (3) the Company's 2000 Stock Option Plan, (4) the Company's Employee Stock Purchase Plan, (5) the appointment of Arthur Andersen LLP as the Company's independent financial auditors for the year ending December 31, 2000 and (6) the appointment of seven directors of the Company, including Gordon M. Bethune, J.P. Bryan, Michael S. Egan, John O. Grettenberger, Sr., H. Wayne Huizenga, William N. Plamondon, III and Michael S. Karsner.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
10.1       --  Employment Agreement between ANC Rental Corporation and
               Michael S. Karsner
27.1       --  Financial Data Schedule

(B) REPORTS ON FORM 8-K.

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ANC RENTAL CORPORATION

Dated: August 7, 2000                                    By: /s/ KATHLEEN W. HYLE
                                                         --------------------------------------------------------
                                                             Kathleen W. Hyle
                                                             Senior Vice President and Chief Financial Officer
                                                             (Principal Financial Officer and
                                                             Duly Authorized Officer)