Form 10-Q
period 2000-09-30
ANC RENTAL CORP
filed 2000-11-08
CIK 1097523

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2000, the registrant had outstanding 45,146,486 shares of Common Stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ANC RENTAL CORPORATION

                                     INDEX

                                                                PAGE
                                                                ----
                              PART I.
                       FINANCIAL INFORMATION
Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets as of
              September 30, 2000 (Unaudited) and December
              31, 1999......................................      1
            Unaudited Condensed Consolidated Statements
              of Income and Comprehensive Income for the
              Three Months and Nine Months Ended September
              30, 2000 and 1999.............................      2
            Unaudited Condensed Consolidated Statement of
              Shareholders' Equity for the Nine Months Ended
              September 30, 2000............................      3
            Unaudited Condensed Consolidated Statements
              of Cash Flows for the Nine Months Ended
              September 30, 2000 and 1999...................      4
            Notes to Condensed Consolidated Financial
              Statements....................................      5
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............     11
Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk.....................................     19

                              PART II.
                         OTHER INFORMATION
Item 1.  Legal Proceedings..................................     20
Item 2.  Changes in Securities and Use of Proceeds..........     20
Item 3.  Defaults Upon Senior Securities....................     20
Item 4.  Submission of Matters to a Vote of Security
         Holders............................................     20
Item 5.  Other Information..................................     20
Item 6.  Exhibits and Reports on Form 8-K...................     20

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ANC RENTAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Cash and cash equivalents...................................    $   42.3        $   17.4
Restricted cash and cash equivalents........................       318.1           155.3
Receivables, net............................................       456.7           590.5
Prepaid expenses............................................        68.7            75.1
Vehicles, net...............................................     5,232.8         4,501.3
Investments.................................................        15.1              --
Property and equipment, net.................................       594.5           622.7
Intangible assets, net......................................       349.9           358.4
Other assets................................................        71.9            28.8
                                                                --------        --------
          Total assets......................................    $7,150.0        $6,349.5
                                                                ========        ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................    $  281.6        $  277.6
Accrued liabilities.........................................       268.2           302.3
Insurance reserves..........................................       293.0           105.6
Vehicle debt................................................     4,668.2         4,531.6
Other debt..................................................       258.0           107.4
Deferred income taxes.......................................       166.5           145.0
Other liabilities...........................................       280.3           153.4
                                                                --------        --------
          Total liabilities.................................     6,215.8         5,622.9
                                                                --------        --------
Commitments and contingencies

Shareholders' equity:
     Investment by Parent...................................          --           733.0
     Preferred stock, par value $.001 per share; 10,000,000
      shares authorized; none issued........................          --              --
     Common stock, par value $.01 per share; 250,000,000
      shares authorized; 45,142,728 issued and
      outstanding...........................................          .5              --
     Additional paid-in capital.............................       893.0              --
     Retained earnings......................................        51.0              --
     Accumulated other comprehensive loss...................       (10.3)           (6.4)
                                                                --------        --------
                                                                   934.2           726.6
                                                                --------        --------
          Total liabilities and shareholders' equity........    $7,150.0        $6,349.5
                                                                ========        ========

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                  --------------------      --------------------
                                                    2000        1999          2000        1999
                                                  --------    --------      --------    --------
Revenue.........................................  $1,005.7    $1,023.3      $2,726.9    $2,707.1
Expenses:
  Cost of operations............................     737.1       761.3       2,073.1     2,073.7
  Selling, general and administrative...........     167.8       229.0         553.5       579.0
  Amortization of intangible assets.............       2.5         2.5           7.5         7.4
                                                  --------    --------      --------    --------
Operating income................................      98.3        30.5          92.8        47.0
Interest income.................................       2.6          --           3.2          .5
Interest expense................................     (17.1)       (2.7)        (24.1)      (10.3)
Other income (expense), net.....................       (.1)        1.0          (3.0)        1.1
                                                  --------    --------      --------    --------
Income before income taxes......................      83.7        28.8          68.9        38.3
Provision for income taxes......................      32.7        10.4          26.9        13.8
                                                  --------    --------      --------    --------
Net income......................................      51.0        18.4          42.0        24.5
                                                  --------    --------      --------    --------
Other comprehensive income (loss):
     Foreign currency translation adjustments...      (6.5)       (3.2)         (3.8)       (4.4)
     Unrealized loss on investments.............       (.1)         --           (.1)         --
                                                  --------    --------      --------    --------
Comprehensive income............................  $   44.4    $   15.2      $   38.1    $   20.1
                                                  ========    ========      ========    ========
Earnings per share:
  Basic.........................................  $   1.13    $    .41      $    .93    $    .54
                                                  ========    ========      ========    ========
  Diluted.......................................  $   1.10    $    .41      $    .92    $    .54
                                                  ========    ========      ========    ========
Shares used in computing per share amounts:
  Basic.........................................      45.1        45.1          45.1        45.1
  Diluted.......................................      46.3        45.1          45.5        45.1

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                                     ACCUMULATED
                                                           COMMON STOCK     ADDITIONAL                  OTHER
                                            INVESTMENT   ----------------    PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                            BY PARENT    SHARES    AMOUNT    CAPITAL     EARNINGS   INCOME (LOSS)      EQUITY
                                            ----------   ------    ------   ----------   --------   -------------   -------------
BALANCE AT DECEMBER 31, 1999..............   $ 733.0        --     $  --      $   --      $  --        $ (6.4)         $726.6
    Net income............................      (9.0)       --        --          --       51.0            --            42.0
    Other comprehensive income:
      Foreign currency translation
        adjustments.......................        --        --        --          --         --          (3.8)           (3.8)
      Unrealized loss on investments......        --        --        --          --         --           (.1)            (.1)
    Net contribution from Parent..........     169.5        --        --          --         --            --           169.5
    Transfer to common stock and
      additional paid-in capital..........    (893.5)       --        .5       893.0         --            --              --
    Distribution of shares................        --      45.1        --          --         --            --              --
                                             -------      ----     -----      ------      -----        ------          ------
BALANCE AT SEPTEMBER 30, 2000.............   $    --      45.1     $  .5      $893.0      $51.0        $(10.3)         $934.2
                                             =======      ====     =====      ======      =====        ======          ======

         The accompanying notes are an integral part of this statement.

                             ANC RENTAL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES:
  Net income................................................  $     42.0   $     24.5
  Adjustments to reconcile net income to net cash and cash
     equivalents used in operating activities:
       Purchases of vehicles................................    (5,963.0)    (5,675.3)
       Sales of vehicles....................................     4,428.3      4,212.9
       Depreciation of vehicles.............................       748.5        765.6
       Gain on sale of property and equipment...............        (1.1)          --
       Depreciation and amortization of property and
        equipment...........................................        57.6         47.9
       Amortization of intangible assets and debt issue
        costs...............................................        23.2         13.7
       Deferred income tax provision........................        26.9         13.8
       Parent overhead and insurance charges................          --        117.5
       Changes in assets and liabilities, net:
          Receivables.......................................       139.1         82.1
          Prepaid expenses and other assets.................         5.9          4.1
          Accounts payable and accrued liabilities..........       (24.3)      (169.0)
          Other liabilities.................................        36.8        (26.6)
                                                              ----------   ----------
                                                                  (480.1)      (588.8)
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................       (68.6)      (150.3)
  Proceeds from sale of property and equipment..............        33.5         13.6
  Proceeds from sale of investments.........................        31.3           --
  Other.....................................................        (1.4)         4.6
                                                              ----------   ----------
                                                                    (5.2)      (132.1)
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from vehicle financing...........................    39,739.1     64,908.3
  Payments on vehicle financing.............................   (39,691.7)   (64,138.4)
  Proceeds from issuance of other debt......................       291.8        109.3
  Payments on other debt....................................      (134.6)      (134.4)
  Cash transfers from (to) Parent...........................       204.4        (73.0)
  Subsidiary limited partner contributions..................       131.4        118.7
  Debt issue costs..........................................       (29.0)       (33.0)
  Other.....................................................        (1.2)        (7.9)
                                                              ----------   ----------
                                                                   510.2        749.6
                                                              ----------   ----------
Increase in cash and cash equivalents.......................        24.9         28.7
Cash and cash equivalents at beginning of period............        17.4         33.6
                                                              ----------   ----------
Cash and cash equivalents at end of period..................  $     42.3   $     62.3
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

     Prior to June 30, 2000 the Company was a wholly owned subsidiary of AutoNation, Inc. (former "Parent" or "AutoNation"). In August 1999, AutoNation announced its intention to separate its automotive rental business from its automotive retail business and in September 1999, announced its intention to distribute its entire interest in the Company to AutoNation's stockholders on a tax-free basis (the "Distribution"), subject to conditions and consents described in the Separation and Distribution Agreement. On May 31, 2000 the former Parent's board of directors approved the spin-off and set a record date of June 16, 2000 and a distribution date of June 30, 2000. The Distribution occurred June 30, 2000 at which point the Company became an independent, publicly owned company. The Company entered into agreements with AutoNation, which provided for the separation of the Company's business from AutoNation and govern various interim and ongoing relationships between the companies.

     All historical share and per share data included in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, has been retroactively adjusted for the recapitalization of the former Parent's 100 shares of common stock into 45,142,728 shares of Common Stock on June 30, 2000 as more fully described in Note 10 Shareholders' Equity.

     Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. The dilutive effect of stock options was approximately 1,167,445 shares for the three months ended September 30, 2000 and 393,425 shares for the nine months ended September 30, 2000. For the three and nine months ended September 30, 1999, there was no dilutive effect from stock options, as there were no stock options outstanding.

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

                             ANC RENTAL CORPORATION

2. RECEIVABLES

     The components of receivables, net of allowance for doubtful accounts, are as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
Trade receivables...........................................     $240.8          $247.2
Vehicle manufacturer receivables............................      138.2           302.6
Other.......................................................      119.1            87.3
                                                                 ------          ------
                                                                  498.1           637.1
Less: allowance for doubtful accounts.......................      (41.4)          (46.6)
                                                                 ------          ------
                                                                 $456.7          $590.5
                                                                 ======          ======

3. VEHICLES

     A summary of vehicles is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
Vehicles....................................................    $5,876.7        $5,207.9
Less: accumulated depreciation..............................      (643.9)         (706.6)
                                                                --------        --------
                                                                $5,232.8        $4,501.3
                                                                ========        ========

4. INVESTMENTS

     Investments consist of marketable debt securities classified as available for sale and are stated at fair value with unrealized gains and losses included in comprehensive income. Fair value is estimated based upon quoted market prices. Investments as of September 30, 2000 include: $2.0 million of U.S. government debt securities and $13.1 million of asset-backed securities. Aggregate maturities of investments are as follows: $2.0 million due within one year, $10.1 million due after one year through five years and $3.0 million due after five years through ten years.

5. ACCOUNTS PAYABLE

     The components of accounts payable are as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
Trade payables..............................................     $123.1          $250.3
Vehicle payables............................................      158.5            27.3
                                                                 ------          ------
                                                                 $281.6          $277.6
                                                                 ======          ======

     Vehicle payables represent amounts to be financed after period end for vehicles acquired under the Company's vehicle financing programs.

                             ANC RENTAL CORPORATION

6. OTHER LIABILITIES

     A summary of other liabilities is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
Minority interest...........................................     $243.5          $112.1
Other.......................................................       36.8            41.3
                                                                 ------          ------
                                                                 $280.3          $153.4
                                                                 ======          ======

     Minority interest represents the limited partnership interest in a subsidiary of the Company. Minority interest in the subsidiary's income is included in cost of operations and was $2.8 million and $2.0 million for the three months ended September 30, 2000 and 1999, respectively, and $5.6 million and $4.7 million for the nine months ended September 30, 2000 and 1999, respectively.

7. VEHICLE DEBT

     Vehicle debt is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
Amounts under various commercial paper programs secured by
  eligible vehicle collateral, interest based on
  market-dictated commercial paper rates; weighted average
  interest rates of 6.60% and 6.14% at September 30, 2000
  and December 31, 1999, respectively.......................    $1,092.5        $1,358.8
Amounts under various asset-backed medium-term note programs secured by eligible vehicle collateral:
Fixed rate component; weighted average interest rate of
  6.30% at September 30, 2000 and December 31, 1999,
  maturities through 2005...................................     1,750.0         1,750.0
Floating rate component based on a spread over LIBOR;
  weighted average interest rate of 6.87% and 6.72% at
  September 30, 2000 and December 31, 1999, respectively;
  maturities through 2005...................................     1,750.0         1,250.0
Other uncommitted secured vehicle financings primarily with
  financing institutions in the United Kingdom; LIBOR based
  interest rates; weighted average interest rates of 5.18%
  and 4.99% at September 30, 2000 and December 31, 1999,
  respectively..............................................        75.7           172.8
                                                                --------        --------
                                                                $4,668.2        $4,531.6
                                                                ========        ========

     At September 30, 2000, aggregate maturities of vehicle debt were as follows:

2000........................................................  $1,163.9
2001........................................................       4.4
2002........................................................     324.9
2003........................................................   1,475.0
2004........................................................     500.0
Thereafter..................................................   1,200.0
                                                              --------
                                                              $4,668.2
                                                              ========

                             ANC RENTAL CORPORATION

     As of September 30, 2000, the Company had commercial paper programs aggregating $1.84 billion, which consisted of a $1.14 billion single seller commercial paper program and two bank-sponsored multi-seller commercial paper conduit facilities totaling $700.0 million. In October, the Company terminated commitments of $400.0 million of the bank-sponsored multi-seller commercial paper conduit facilities, which were used to finance the Company's seasonal fleet needs. The remaining $300.0 million will mature on November 30, 2000. This capacity is seasonal and will not be required during our off-peak period. The $1.14 billion single-seller program is supported by $1.095 billion of bank lines of credit which provide liquidity backup for the facility, as well as $45.0 million of restricted cash, which provide credit enhancement and additional liquidity. The Company also has outstanding $3.50 billion of asset-backed medium-term notes, of which $500.0 million was issued on June 30, 2000.

     The weighted average interest rate on total vehicle debt was 6.56% and 6.32% at September 30, 2000 and December 31, 1999, respectively. Interest expense on vehicle debt is included as a component of cost of operations in the accompanying Unaudited Consolidated Condensed Statements of Income and Comprehensive Income.

     The Company historically has received, and for a limited time will continue to receive, various credit enhancements from AutoNation in connection with certain of the Company's vehicle leasing programs and certain other obligations. The Company will have reimbursement obligations to AutoNation to the extent AutoNation is required to satisfy any of its guarantees of any of the Company's obligations.

8. OTHER DEBT

     Other debt is as follows:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                              --------------   ------------
                                                               (UNAUDITED)
Interim financing fixed rate note at 13.5% due June 30,
  2001......................................................      $200.0          $   --
Notes payable to vehicle manufacturer; weighted average
  interest rates of 7.45% and 5.56% at September 30, 2000
  and December 31, 1999, respectively matures 2002..........        35.0            35.0
Notes payable to former owners of acquired business;
  interest payable using LIBOR based rates; weighted average interest of 5.86% and 5.12% at September 30, 2000 and
  December 31, 1999, respectively; redeemable at the option
  of the holder through maturity in 2003....................         8.4            11.9
Other uncommitted credit facilities and other notes;
  interest ranging from 2.5% to 6.7%; maturing through
  2000......................................................        14.6            60.5
                                                                  ------          ------
                                                                  $258.0          $107.4
                                                                  ======          ======

     As of September 30, 2000 aggregate maturities of other debt are as follows:
$23.0 million in 2000, $200.0 million in 2001, and $35.0 million in 2002.

     The Company has a three-year secured revolving credit facility of up to $175.0 million at a floating rate, initially based upon a spread of 2.75% above LIBOR. The Company also has a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million and (2) an amount equal to $175.0 million less the borrowing base of the $175.0 million secured revolving credit facility. As of September 30, 2000 the borrowing base approximated $112.9 million under the $175.0 million secured revolving credit facility. Interest on the supplemental secured revolving credit facility will be payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October commencing October 1, 2000. During the three month period ended September 30, 2000, the Company repaid all borrowings from June 30, 2000 made under the facility. Such repayments were

                             ANC RENTAL CORPORATION

$35.0 million. As of September 30, 2000 no amounts were outstanding under either the secured revolving or supplemental secured revolving credit facilities.

     The Company entered into an agreement with a lender on June 30, 2000 for interim financing of $225.0 million in connection with the separation from its former parent. The initial term of the interim financing is 12 months. The interest rate on the interim financing is fixed at 13.5% during the term. The interim financing requires the Company to pay commitment fees totaling up to $22.0 million, $12.0 million of which was paid through September 30, 2000. Additional fees are due on the following dates if any amounts under the interim loan are still outstanding on such date: $5.0 million due December 31, 2000 and $5.0 million due March 31, 2001. If the Company does not refinance the interim financing by the one year anniversary of its funding, then the interim financing will extend into a non-callable six year term loan and the Company will be obligated to issue warrants representing up to 7.5% of its fully diluted capital stock and pay a fee approximating 3.0% of the principle interim financing remaining outstanding. The term loan would bear interest at an increasing rate starting at 14.0% and increase by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed rate note with similar maturity. The warrants would have a term of 10 years and would have an exercise price of $.01 per share. As of September 30, 2000, the Company repaid $25.0 million of principal outstanding under the interim financing.

     In October 2000 the Company received a commitment for $400.0 million of senior secured credit facilities, consisting of a combination of a revolving credit facility and a term loan. The $400.0 million senior secured credit facility will be used to replace the $225.0 million interim loan and the $175.0 million revolving credit facility, both of which were executed in conjunction with the Distribution. The Company expects to close on the new facilities during the fourth quarter of 2000. The closing of the currently proposed new facilities is subject to customary conditions for financings of these types.

9. RESTRUCTURING

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

     At September 30, 2000, $12.9 million remains accrued relative to the 1999 restructuring plan with most of those costs expected to be paid by the end of 2000, except for certain lease commitments. The Company charged these reserves for $3.3 million during the three months ended September 30, 2000 and $8.8 million during the nine months ended September 30, 2000. The charges were primarily comprised of severance and rent paid during the applicable periods. The Company also made additional provisions for the payment of retention bonuses. The provision for retention bonuses, included as a component in selling, general and administrative expenses, approximated $0.1 million for the three months ended September 30, 2000 and approximated $8.6 million for the nine months ended September 30, 2000. The Company expects the remaining retention payments to be paid in October 2000 and early January 2001.

     During the third quarter the Company recognized a charge to selling, general and administrative expenses of approximately $1.1 million related to the termination of certain additional international management personnel, which did not previously qualify for liability recognition as of December 31, 1999. Separately, the Company sold its ownership in the Australian operations to an unrelated third party. The sale did not result in a significant gain or loss. Reserves approximating $1.1 million, that were provided as part of the fourth quarter 1999 restructuring, were reversed reducing selling, general and administrative expenses.

                             ANC RENTAL CORPORATION

10. SHAREHOLDERS' EQUITY

     In June 2000 the Company amended and restated its certificate of incorporation to authorize capital stock consisting of 250,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $.001 per share. Stock formerly held by AutoNation was converted into 45,142,728 shares of the Company's common stock, all of which was distributed on June 30, 2000. No preferred stock was outstanding as of September 30, 2000.

     In connection with the separation from AutoNation, certain assets and liabilities were contributed to the Company by AutoNation during the nine months ended September 30, 2000. Such contributions include but are not limited to: (i) cash approximating $204.4 million, (ii) an insurance subsidiary with a net deficit of $39.1 million and (iii) the current portion of taxes payable approximating $4.2 million. The shareholders' equity balance is subject to further adjustment resulting from changes in estimated shared assets and liabilities between AutoNation and the Company as well as certain other matters. For the quarter ended September 30, 2000 the Company refunded AutoNation approximately $4.6 million in cash as a result of changes in these estimated shared assets and liabilities.

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

11. LEGAL PROCEEDINGS

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

OVERVIEW

     Prior to June 30, 2000, we were a wholly owned subsidiary of AutoNation, Inc. AutoNation announced its intention to separate its automotive rental business from its automotive retail business in August 1999, and in September 1999, announced its intention to distribute its entire interest in us to AutoNation's stockholders on a tax-free basis (the "Distribution"). On May 31, 2000 AutoNation's board of directors approved the spin-off and set a record date of June 16, 2000 and a distribution date of June 30, 2000. The Distribution occurred June 30, 2000 at which point we became an independent, publicly owned company. We entered into agreements with AutoNation, which provide for the separation of our business from AutoNation's and govern various interim and ongoing relationships between the companies.

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

     We generate revenue primarily from vehicle rental charges and the sale of ancillary rental products. Approximately 86% of our rental revenue is derived from vehicle rental charges with the remaining 14% derived from the sale of liability and other accident protection products, fuel usage fees, and customer convenience products including vehicle upgrades, additional or underage driver privileges, inter-city privileges, infant-seat rentals, cellular phone rentals and ski rack rentals.

     Cost of operations consists primarily of vehicle depreciation and lease expense, interest on vehicle debt and other operating expenses including personnel, insurance, fleet maintenance and rental location occupancy costs. Vehicle depreciation is one of the largest components of our cost of operations and it is materially affected by vehicle manufacturers' repurchase programs. Repurchase prices under repurchase programs are based on either (1) a predetermined percentage of a vehicles' original cost based on the month in which the vehicle is returned or (2) the original cost less a set monthly depreciation amount. Repurchase programs limit the risk of market value decline at the time of the vehicle disposition. As of September 30, 2000, approximately 86.5% of our combined fleet was covered by repurchase programs or were leased and not subject to residual value risk.

CONSOLIDATED RESULTS OF OPERATIONS

     A summary of our operating results is as follows for the periods indicated:

                                               THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------   -----------------------------------
                                                2000       %       1999       %       2000       %       1999       %
                                              --------   -----   --------   -----   --------   -----   --------   -----
Revenue:....................................  $1,005.7   100.0   $1,023.3   100.0   $2,726.9   100.0   $2,707.1   100.0
Expenses:
  Cost of operations........................     737.1    73.3      761.3    74.4    2,073.1    76.0    2,073.7    76.6
  Selling, general and administrative.......     165.8    16.5      229.0    22.4      535.8    19.6      579.0    21.4
  Transition costs..........................       2.0      .2         --      --       17.7      .7         --      --
  Amortization of intangible assets.........       2.5      .2        2.5      .2        7.5      .3        7.4      .3
                                              --------   -----   --------   -----   --------   -----   --------   -----
Operating income............................  $   98.3     9.8   $   30.5     3.0   $   92.8     3.4   $   47.0     1.7
                                              ========   =====   ========   =====   ========   =====   ========   =====

REVENUE

     Revenue was $1,005.7 million for the three months ended September 30, 2000 and $1,023.3 million for the three months ended September 30, 1999. The decrease in revenue in 2000 over 1999 of $17.6 million or 1.7% is primarily due to lower charge day volume of 1.8% or $18.4 million, the unfavorable affect of foreign exchange rate movement of 0.9% or $8.7 million and other changes of .2% or $2.0 million offset by improved revenue per day of 1.2%, net of foreign exchange translation, or $11.5 million. For the three-month period, revenue per day increases in North America and CarTemps were partially offset by a decline in revenue per day at our international operations. The most significant declines in chargeable days for the quarter were primarily realized at CarTemps USA due to overall lower insurance replacement volume and at National in large part the result of the repositioning of the National brand in the marketplace.

     The overall pricing environment has been extremely competitive requiring us to lower our time and mileage rates, the rate charged for a typical daily rental. Separately, the sale of incremental products and services such as liability and other accident protection products, fuel usage fees, and customer convenience products increased during the three-month period. The increased sale of incremental products has offset declines in time and mileage rates and has resulted in relatively flat revenue per day for the quarter. Currently the pricing environment continues to be competitive and may limit our ability to raise or retain pricing in future quarters.

     Revenue was $2,726.9 million for the nine months ended September 30, 2000 and $2,707.1 million for the nine months ended September 30, 1999. The increase in revenue in 2000 as compared to 1999 of $19.8 million or less than one per cent is primarily due to revenue per day increases of approximately 2.9%, net of foreign exchange translation, being offset by lower rental volume of 1.3% and unfavorable foreign exchange movement of 0.6% and other of 0.3% for similar reasons previously discussed. The increase in price is primarily due to repositioning National as a premier brand and other pricing decisions made earlier in the year. The decline in rental days was primarily experienced in North America with the largest decreases realized early in the first quarter of 2000, a result of the reposition of the National brand, coupled with volume declines to our CarTemps USA brand as previously discussed.

COST OF OPERATIONS

     Cost of operations was $737.1 million for the three months ended September 30, 2000 and $761.3 million for the three months ended September 30, 1999. As a percent of revenue, cost of operations was 73.3% for the three months ended September 30, 2000 and 74.4% for the three months ended September 30, 1999. The decrease in operating cost as a percent of revenue is primarily due to lower fleet inventory levels, which declined an average 1.1% for the quarter, coupled with efficiencies realized in the current period as a result of management's implementation of "impact plans" which motivate management, on a city-by-city basis, to achieve certain customer service levels as well as cost control benchmarks. In addition we have realized lower operating costs in damages, insurance and airport agency-fee expenses.

     Cost of operations was $2,073.1 million for the nine months ended September 30, 2000 and $2,073.7 million for the nine months ended September 30, 1999. As a percent of revenue, cost of operations was 76.0% for the nine months ended September 30, 2000 and 76.6% for the nine months ended September 30, 1999. The lower operating costs both in aggregate dollars and as a percentage of revenue is due to lower average fleet inventory levels, which declined an average of 1.8% for the year to date period ended September 30, 2000, and increased utilization, which increased 16 basis points to approximately 79.8%. As previously discussed, we have also realized operating efficiencies in the current year which have lowered operating expenses and offsetting increases in facilities, personnel, and interest expenses.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $165.8 million for the three months ended September 30, 2000 and $229.0 million for the three months ended September 30, 1999. As a percent of revenue selling, general and administrative expenses were 16.5% for the three months ended September 30, 2000 and 22.4% for the three months ended September 30, 1999. The decrease in selling, general and administrative expenses in aggregate dollars and as a percent of revenue is primarily due to benefits realized as a result of our restructuring plans initiated in the fourth quarter of 1999. The benefits resulted from the consolidation of our headquarters operations, coupled with lower variable selling expenses as a result of lower average volume and lower advertising spending in the current period. Separately, the 1999 period included certain non-recurring expenses including additional provisions for allowances for doubtful accounts, increased information system costs in part associated with implementation and remediation of Odyssey, and higher marketing costs incurred by the National brand to regain market share in the latter half of 1999.

     Selling, general and administrative expenses were $535.8 million for the nine months ended September 30, 2000 and $579.0 million for the nine months ended September 30, 1999. As a percent of revenue, selling, general and administrative expenses were 19.6% for the nine months ended September 30, 2000 and 21.4% for the nine months ended September 30, 1999. The decrease in selling, general and administrative expenses in aggregate dollars and as a percent of revenue is primarily due to the items previously discussed.

     Separately, in 1999 AutoNation allocated incremental overhead costs including allocations of AutoNation general and administrative expenses not specifically attributable to its operating subsidiaries. Such allocations were $4.0 million for the three months ended September 30, 1999 and $12.0 million for the nine months ended September 30, 1999, and are included as a component of selling, general and administrative expenses for the applicable period. We believe these costs were comparable to the costs incurred in 2000 in the establishment of our own corporate infrastructure.

TRANSITION COSTS

     We incurred approximately $2.0 million of transition costs for the three months ended September 30, 2000 and $17.7 million of transition costs for the nine months ended September 30, 2000. These costs relate to the consolidation of headquarter operations to Fort Lauderdale and were not previously accruable as part of the fourth quarter 1999 restructuring charge. Transition costs are primarily comprised of employee retention bonuses, relocation of information systems, and personnel costs related to hiring, relocation and training. We believe that any remaining transition costs to be incurred in the fourth quarter of 2000 will be de minimis.

RESTRUCTURING AND OTHER CHARGES

     During the fourth quarter of 1999, we approved and implemented a plan to significantly restructure our operations, which resulted in a pre-tax restructuring charge of $40.5 million. The restructuring plan included provisions to (1) consolidate headquarter operations to Fort Lauderdale, (2) reduce non-field headcount as a result of the consolidation of headquarter operations, (3) renegotiate certain existing international vehicle supply agreements and reduce revenue earning vehicle fleet, and (4) exit and consolidate certain unprofitable or marginally profitable operating locations both domestically and internationally.

     At September 30, 2000, $12.9 million remains accrued relative to the 1999 plan with most of those costs expected to be incurred by the end of 2000, except for certain lease commitments. We charged these reserves $3.3 million during the three months ended September 30, 2000 and $8.8 million during the nine months ended September 30, 2000 to these reserves. The charges were primarily comprised of severance and rent paid during the applicable periods. During the year we made additional provisions for the payment of retention bonuses. The retention bonuses, included as a component of transition costs in selling, general and administrative expenses, approximated $0.1 million for the three months ended September 30, 2000 and $8.6 million for the nine months ended September 30, 2000. We expect the remaining majority of the retention payments to be paid in October 2000 and January 2001.

     During the third quarter we recognized a charge to selling, general, and administrative expenses of approximately $1.1 million, related to the termination of certain additional international management personnel, which did not previously qualify for liability recognition as of December 31, 1999. Separately, we sold our ownership in the Australian operations to an unrelated third party. The sale did not result in a significant gain or loss. Reserves approximating $1.1 million, that were provided as part of the fourth quarter 1999 restructuring, were reversed reducing selling, general and administrative expenses.

INTEREST EXPENSE

     Interest expense was $17.1 million for the three months ended September 30, 2000 and $2.7 million for the three months ended September 30, 1999. Interest expense was $24.1 million for the nine months ended September 30, 2000 and $10.3 million for the nine months ended September 30, 1999. The increase in interest expense is due to interest and debt issue cost related to our interim financing and our revolving credit facilities. Amortization of debt issue costs relative to these facilities approximated $6.7 million for the three and nine months ended September 30, 2000.

     We have modified and will continue to modify our existing financing programs and enter into new financing programs. As a result of the proceeds from our refinancing we expect interest expense to be higher in the fourth quarter of 2000. You should read the Financial Condition section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

OTHER INCOME (EXPENSE)

     Other income (expense) was $(0.1) million for the three months ended September 30, 2000 and was $1.0 million for the three months ended September 30, 1999. Other income (expense) was $(3.0) million for the nine months ended September 30, 2000 and was $1.1 million for the nine months ended September 30, 1999. The increase in other expense is primarily due to charges related to our canceled bond offering in May 2000 partially offset by gains realized on the sale of certain excess properties.

INCOME TAXES

     The provision for income taxes for the three months ended September 30, 2000 was $32.7 million and $10.4 million for the three months ended September 30, 1999. The provision for income taxes for the nine months ended September 30, 2000 was $26.9 million and $13.8 million for the nine months ended September 30, 1999. The effective income tax rate was 39.0% as compared to 36.0%. The increase in our effective rate is due to the effect of non-deductible items.

SEASONALITY

     Our business, and particularly the leisure travel market, is highly seasonal. Our third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, we increase our rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could result in a significant decrease in customer volume. Among other things, increased oil and gas prices can negatively impact both business and leisure travel patterns. Oil and gas prices are higher in 2000 than in 1999. However, we do not believe this has adversely affected the business in either the three or the nine month periods of 2000. The first and fourth quarters for our operations are generally the weakest because there is limited leisure travel and a greater potential for weather conditions, either adverse or unseasonable, to impact our business. Many of our operating expenses such as rent, general insurance and administrative personnel remain fixed throughout the year and cannot be reduced during periods of decreased rental demand. Given the seasonality of our operations, our revenue and variable operating and selling expenses are generally higher in aggregate dollars during the second and third quarters as compared to the first and fourth quarters. In addition, in part due to seasonality, our cost of operations as a percentage of revenue is generally higher during the first and fourth quarters as compared to the second and third quarters.

THIRD QUARTER 2000 VERSUS SECOND QUARTER 2000

     A summary of our quarterly operating results for 2000 is as follows for the periods indicated:

                                                         THIRD             SECOND
                                                        QUARTER      %     QUARTER     %
                                                        --------   -----   -------   -----
Revenue...............................................  $1,005.7   100.0   $910.6    100.0
Expenses:
     Cost of operations...............................     737.1    73.3    683.6     75.1
     Selling, general and administrative..............     165.8    16.5    185.2     20.3
     Transition costs.................................       2.0      .2      8.3       .9
     Amortization of intangible assets................       2.5      .2      2.5       .3
                                                        --------   -----   ------    -----
Operating income......................................  $   98.3     9.8   $ 31.0      3.4
                                                        ========   =====   ======    =====

     Revenue increased during the third quarter of 2000 versus the second quarter of 2000 primarily due to an increase in rental days coupled with a slight increase in pricing. The increase in rental days is primarily due to normal effects of seasonality.

     Cost of operations decreased as a percentage of revenue for the third quarter of 2000 versus the second quarter of 2000 primarily due to improved utilization due to seasonality. On a sequential basis utilization improved 201 basis points. As expected, the increase in operating cost in aggregate dollars is primarily due to higher fleet and increased volume related operating costs.

     Selling, general and administrative expenses decreased as a percentage of revenue for the third quarter of 2000 versus the second quarter of 2000 primarily due to higher revenue levels, coupled with the benefits received through consolidation of headquarters operations in Fort Lauderdale as well as lower marketing spending.

     Transition costs relate to the consolidation of headquarter operations to Fort Lauderdale and are primarily comprised of employee retention bonuses, relocation of information systems, and personnel costs relating to hiring, relocation and training. We plan to cease incurring such transition costs in the fourth quarter of 2000.

CASH FLOWS

     The following discussion relates to the major components of changes in cash flows for the nine months ended September 30, 2000 and 1999.

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash used in operating activities was $480.1 million during the nine months ended September 30, 2000 and $588.8 million during the nine months ended September 30, 1999. The decrease in cash used in operating activities in 2000 as compared to 1999 is primarily due to higher cumulative operating earnings and improvements in working capital management. Cash flows from operating activities for the nine months ended

September 30, 1999 includes non-cash parent overhead allocations and insurance charges that were historically paid by our former Parent. During 2000 we have paid our own corporate overhead and insurance claims from operations.

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash flows from investing activities consist primarily of capital additions. Capital additions were $68.6 million during the nine months ended September 30, 2000, and $150.3 million during the nine months ended September 30, 1999. The decrease in capital additions during the period is primarily due to completion of the Odyssey system. The increase in proceeds from the sale of property and equipment is due primarily to the disposition of our former Minneapolis headquarters and excess property in Fort Lauderdale. The increase in proceeds from sale of investments is due to the disposition of marketable securities received as part of our insurance subsidiary contributed by AutoNation.

     We intend to finance future capital expenditures through cash on hand and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows from financing activities were $510.2 million for the nine months ended September 30, 2000 and $749.6 million for the nine months ended September 30, 1999. The decrease in cash flows from financing activities is primarily due to lower net proceeds of vehicle debt partially offset by net contributions from our former Parent. Please refer to our discussion of "Financial Condition", contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As of September 30, 2000 we have repaid all amounts outstanding from June 30, 2000 under the secured revolving credit facility. Such repayments were $35.0 million. In addition, we have repaid $25.0 million of principal outstanding under the interim financing.

FINANCIAL CONDITION

     The following discussion sets forth the nature of our debt structure for vehicles as well as certain other financings.

     Our commercial paper program as of September 30, 2000 was approximately $1.84 billion consisting of a $1.14 billion single-seller commercial paper program and two bank-sponsored multi-seller commercial paper conduit facilities totaling $700.0 million, In October we terminated commitments of $400.0 million of the bank-sponsored multi-seller commercial paper conduit facilities, which was used to finance our seasonal fleet needs. The remaining $300.0 million will mature on November 30, 2000. This capacity is seasonal and will not be required during our off-peak period. The $1.14 billion single-seller commercial paper program is supported by $1.095 billion of bank lines of credit which provide liquidity backup for the facility, as well as $45.0 million of restricted cash, which provide credit enhancement and additional liquidity. The $45.0 million of restricted cash was invested in September 2000 and replaced $45.0 million of letters of credit, which were terminated on September 22, 2000. Our medium-term note-financing totals $3.50 billion of which $500.0 million was issued on June 30, 2000.

     We historically have received, and for a limited time will continue to receive, various credit enhancements from AutoNation in connection with certain of our revenue earning vehicle leasing programs. We will have reimbursement obligations to AutoNation to the extent AutoNation is required to satisfy any of its guarantees of any of our obligations. Due to our separation from AutoNation, we have modified and will continue to modify our existing financing programs and enter into new financing programs. These changes to our financing programs will result in higher costs of capital in future periods.

     We entered into a three-year secured revolving credit facility of up to $175.0 million at a floating rate, initially based upon a spread of 2.75% above LIBOR. We also have entered into a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million or (2) an amount equal to $175.0 million less the borrowing base of the $175.0 million secured revolving credit facility. As of September 30, 2000 the borrowing base approximates $112.9 million under the $175.0 million secured revolving credit facility. The supplemental secured revolving credit facility has a term of one year, and will be available until no later than May 31, 2001 to the extent there is no availability for borrowings under the $175.0 million secured revolving credit facility. Any amounts outstanding under the supplemental secured revolving credit facility on its one year maturity date will be converted into a term loan maturing on the maturity date of the three-year $175.0 million secured revolving credit facility. Interest on the supplemental secured revolving credit facility will be payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October commencing October 1, 2000. During the three month period ended September 30, 2000, we repaid all borrowings from June 30, 2000 made under the facility, which was $35.0 million. As of October 31, 2000 there were no borrowings under these agreements.

     We have entered into an agreement with a lender on June 30, 2000 for interim financing of $225.0 million in connection with our separation from our former parent. The initial term of the interim financing is 12 months. The interest rate on the interim financing is fixed at 13.5% during the term. The interim financing requires us to pay commitment fees totaling up to $22.0 million, $12.0 million of which was paid through September 30, 2000. Additional fees are due on the following dates if any amounts under the interim loan are still outstanding on such date: $5.0 million due December 31, 2000 and $5.0 million due March 31, 2001. If we do not refinance the interim financing by the one year anniversary of its funding, then the interim financing will extend into a non-callable six year term loan and we will be obligated to issue warrants representing up to 7.5% of our fully diluted capital stock and pay a fee approximating 3.0% of the principal interim financing remaining outstanding. The term loan would bear interest at an increasing rate starting at 14.0% and increase by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed rate note with similar maturity. The warrants would have a term of 10 years and would have an exercise price of $.01 per share. In September 2000 we repaid $25.0 million of the interim loan and on September 30, 2000 $200.0 million remained outstanding.

     In addition, to the debt financing previously discussed certain assets and liabilities were contributed to us by AutoNation during the nine months ended September 30, 2000. Such contributions include but are not limited to (i) cash approximating $204.4 million, (ii) an insurance subsidiary with a net deficit of $39.1 million and (iii) the current portion of taxes payable approximating $4.2 million. The shareholders' equity balance is subject to further adjustment resulting from changes in estimated shared assets and liabilities between AutoNation and us as well as certain other matters. During the three months ended September 30, 2000 we reimbursed AutoNation $4.6 million in cash due to changes in the estimated shared assets and liabilities between our companies.

     In October 2000 we received a commitment for $400.0 million of senior secured credit facilities, consisting of a combination of a revolving credit facility and a term loan. The $400.0 million senior secured credit facility will be used to replace the $225.0 million interim loan and the $175.0 million revolving credit facility, both of which were executed in conjunction with the Distribution. We expect that replacing the existing debt facilities will reduce debt service costs and allow us to avoid the additional fees associated with the interim loan. We expect to close on the new facilities during the fourth quarter of 2000. The closing of the currently proposed new facilities is subject to customary conditions for financings of these types.

     Separately, we use interest rate derivative financial instruments to manage the impact of interest rate changes on our variable rate debt. These derivative instruments consist of interest rate swaps and interest rate caps and floors. The amounts exchanged by the counterparties are based upon the notional amounts and other terms, generally related to interest rates. At September 30, 2000, notional principal amounts related to interest rate swaps used to convert variable rates to fixed rates were $250.0 million. As of September 30, 2000, the weighted average fixed rate payment on variable rate to fixed rate swaps was 5.92%. Variable rates received on interest rate swaps are indexed to the Commercial Paper Non-financial rate. Notional principal amounts related to interest rate caps and floors as of September 30, 2000 were $1.75 billion and $800.0 million, respectively. The interest rate caps and floors effect a weighted average interest rate of 6.15% as of September 30, 2000. Variable rates on the interest rate caps and floors are indexed to LIBOR. Including our interest rate derivatives, our ratio of fixed interest rate debt to total debt outstanding was 80% as of September 30, 2000.

     We believe that our cash flow from operations and short-term and long-term debt financings will be sufficient to satisfy our future working capital requirements, vehicle purchases, capital expenditures and debt service requirements for the next twelve months and for the foreseeable future thereafter.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends FASB Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133, as further amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133" in June 2000, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the hedge accounting criteria are met. The Company will adopt SFAS 133 beginning January 1, 2001, and, does not anticipate that it will have a material impact on its consolidated financial statements.

     Based upon the fair values at September 30, 2000 of the derivative instruments still expected to be outstanding as of January 1, 2001, the Company would record an asset of $48.7 million and a liability of $19.8 million with the impact of recording these assets and liabilities being reflected as a cumulative effect of change in accounting principle through other comprehensive income or loss.

     In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosure related to revenue recognition policies. We believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

FORWARD-LOOKING STATEMENTS

     Certain statements and information included in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. In addition, from time to time our representatives or we may make forward-looking statements orally or in writing.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the effect of our indebtedness on our operations, the availability and cost of capital, the impact of competition in the automotive rental industry, costs and other factors related to the acquisition and disposition of vehicles, including our reliance on repurchase programs and automobile manufacturers, the seasonal nature of our business and the impact of decreases in air travel, the effects of legal proceedings and regulatory matters on our business, and the impact of general economic conditions, as well as other factors discussed in our Registration Statement on Form 10 as well as other filings which we make with the Securities and Exchange Commission.

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

     The following tables set forth the maturity date and fair values of our derivative instruments and corresponding hedged variable rate debt for the applicable periods presented.

                                                                                                              FAIR VALUE
                                                            MATURITY DATE                                    SEPTEMBER 30,
                                       --------------------------------------------------------              -------------
SEPTEMBER 30, 2000                       2000      2001    2002     2003     2004    THEREAFTER    TOTAL         2000
------------------                     --------   ------   -----   ------   ------   ----------   --------   -------------
                                                            (IN MILLIONS)
(Asset)/liability
Variable rate debt...................  $1,186.8   $  4.4   $35.0   $550.0   $500.0     $700.0     $2,976.2     $2,976.2
  Average interest rates.............      6.53%    7.08%   7.45%    6.88%    6.83%      6.87%          --           --
Interest rate swaps..................     150.0    100.0      --       --       --         --        250.0          (.7)
  Average pay rate...................      6.11%    5.63%     --       --       --         --           --           --
  Average receive rate...............      6.58%    6.34%     --       --       --         --           --           --
Interest rate caps...................        --       --      --    550.0    500.0      700.0      1,750.0        (48.7)
  Average rate.......................        --       --      --     5.73%    7.30%      6.26%
Interest rate floors.................        --       --      --       --    500.0      300.0        800.0         19.8
  Average rate.......................        --       --      --       --     7.30%      6.26%          --           --

                                                                                                              FAIR VALUE
                                                            MATURITY DATE                                    DECEMBER 31,
                                       --------------------------------------------------------              -------------
DECEMBER 31, 1999                        2000      2001    2002     2003     2004    THEREAFTER    TOTAL         1999
-----------------                      --------   ------   -----   ------   ------   ----------   --------   -------------
                                                            (IN MILLIONS)
(Asset)/Liability
Variable rate debt...................  $1,600.8   $  3.2   $35.0   $550.0   $   --     $700.0     $2,889.0     $2,889.0
  Average interest rates.............      6.00%    6.50%   5.56%    6.72%      --       6.71%          --           --
Interest rate swaps..................     300.0    100.0      --    200.0       --         --        600.0         (6.8)
  Average pay rate...................      5.96%    5.63%     --     5.59%      --         --           --           --
  Average receive rate...............      6.67%    7.32%     --     7.50%      --         --           --           --
Interest rate caps...................        --       --      --    550.0       --      700.0      1,250.0        (66.4)
  Average rate.......................        --       --      --     5.73%      --       6.26%          --           --
Interest rate floors.................        --       --      --    550.0       --      700.0      1,250.0         15.2
  Average rate.......................        --       --      --     5.73%      --       6.26%          --           --

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.1       --  First Amendment, dated as of August 29, 2000, to the Amended and Restated Credit Agreement, dated as of June 30, 2000,
               among ANC Rental Corporation, Lehman Brothers Inc., Lehman
               Commercial Paper Inc., Bankers Trust Company and Congress
               Financial Corporation.
10.2       --  First Amendment, dated as of August 29, 2000, to the Amended and Restated Credit Agreement, dated as of June 30, 2000,
               among ANC Rental Corporation, Lehman Brothers Inc., and
               Lehman Commercial Paper Inc.
10.3       --  First Amendment, dated as of September 29, 2000, to the
               Amended and Restated Senior Loan Agreement, dated as of June
               30, 2000, among ANC Rental Corporation, Lehman Brothers
               Inc., and Lehman Commercial Paper Inc.
27.1       --  Financial Data Schedule.

(b) REPORTS ON FORM 8-K.

     Form 8-K, dated June 30, 2000 (filed July 14, 2000), Item 1, reporting that AutoNation, Inc. effected the tax free spin-off of ANC Rental Corporation to the shareholders of AutoNation, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ANC RENTAL CORPORATION

Dated: November 8, 2000                                  By: /s/ KATHLEEN W. HYLE
                                                         --------------------------------------------------------
                                                             Kathleen W. Hyle
                                                             Senior Vice President and Chief Financial Officer
                                                             (Principal Financial Officer and
                                                             Duly Authorized Officer)