Form 10-K405
period 2000-12-31
ANC RENTAL CORP
filed 2001-04-02
CIK 1097523

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-30776

                             ANC RENTAL CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                           65-0957875
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

200 SOUTH ANDREWS AVENUE, FORT LAUDERDALE, FLORIDA         33301
     (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code:  954-320-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 16, 2001, the aggregate market value of Common Stock held by non-affiliates was approximately $95,893,000. For purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    As of March 16, 2001, 45,182,550 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding. The Company's stock is traded on the Nasdaq National Market System under the symbol ANCX.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   21
Item 3.   Legal Proceedings...........................................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   23

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   24
Item 6.   Selected Financial Data.....................................   25
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   26
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   39
Item 8.   Financial Statements and Supplementary Data.................   41
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   68

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   68
Item 11.  Executive Compensation......................................   68
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   68
Item 13.  Certain Relationships and Related Transactions..............   68

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   68

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     We own and operate one of the world's largest car rental businesses under the brand names Alamo and National. Our rental operations maintain a strong presence in the airport leisure and business travel market and a growing presence in the off-airport insurance replacement and neighborhood market of the automotive rental industry. In 2000, we operated an average worldwide fleet of approximately 334,000 cars. Alamo and National serve the daily rental needs of both leisure and business travelers from a network of approximately 3,000 on-airport and near-airport locations in all 50 states of the United States, as well as in Canada, Mexico, Europe, the Caribbean, Latin America, Asia, the Pacific Rim, Africa and the Middle East. Our insurance replacement and neighborhood rental business, formerly known as CarTemps USA and now operated under our Alamo brand name, operates in more than 400 locations throughout the United States. In the year ended December 31, 2000, on a consolidated basis, our operations generated revenue of approximately $3.5 billion.

     Alamo, our value brand, has been in business for more than 25 years. National, our premium brand, has been operating under the "National" name since 1947. We believe Alamo and National both enjoy domestic and international recognition as leaders in the airport leisure and business rental market. Alamo primarily serves the value leisure market, while National primarily serves the airport premium business and leisure travel market. Alamo operates exclusively through company-owned locations in the United States and through both company-owned and franchised locations internationally. National operates through both company-owned and franchised locations in the United States and internationally. In the year ended December 31, 2000, Alamo had North American revenue of approximately $1.4 billion and National had North American revenue of approximately $1.5 billion.

     We formally established our insurance replacement division in 1997 by consolidating the replacement operations of several different businesses. In November 2000, we rebranded the group as Alamo from CarTemps USA in order to leverage the Alamo brand awareness to the insurance replacement and neighborhood markets. In the year ended December 31, 2000, the rebranded Alamo Local Market Division had revenue of approximately $275 million.

     We operate the Alamo and National brands in over 2,000 locations outside the United States and Canada. In 2000, our international operations outside of North America had revenue of approximately $349 million, the majority of which was generated in the United Kingdom.

     ANC Rental Corporation ("ANC Rental") was incorporated in Delaware in October 1999 as a wholly owned subsidiary of AutoNation, Inc. ("AutoNation" or "our former Parent"). On June 30, 2000 AutoNation distributed all of our outstanding common stock to its stockholders and we became an independent public company.

ANC RENTAL BUSINESS STRATEGY

     Our goal is to be the automotive rental provider of choice, achieving consistent, sustainable and profitable growth through the strategic positioning of our brands in the vehicle rental market. Broadly, we define our target markets in two distinct arenas: airport operations and insurance replacement and neighborhood operations. Summary elements of our overall strategy include:

     - Execute a Multi-Brand Strategy. We have implemented numerous marketing and other initiatives aimed at optimizing the positioning of Alamo and National as separate brands in the airport marketplace capitalizing on their established brand equity and inherent strengths. Separately, we plan to leverage the value attributes of the Alamo brand to grow and expand our participation in the insurance replacement and neighborhood rental market.

     - Provide a Superior Customer Experience. Our brands will continue to tailor their approach and service offerings to appeal to the separate and distinct needs of each brand's targeted customer bases, and effectively communicate and deliver each brand's value proposition.

     - Improve Profitability in All Segments. We are committed to increasing profitability, operating margins and shareholder value through specific initiatives to increase yield, lower costs and improve fleet utilization.

     - Utilize the Internet to Fuel Organic Growth in All Segments. We will continue to improve communications with our customers through the use of our web sites. We believe that use of our web sites will not only build customer loyalty and satisfaction but also reduce transaction costs.

     - Expand Our Presence in the Insurance Replacement Market and Serve Neighborhood Rental Demand. We believe this is the fastest growing arena in the car rental market. We intend to increase our presence in this market to better diversify our business base across all aspects of the car rental market.

AIRPORT OPERATIONS

     We currently operate Alamo and National locations at on-airport and near-airport locations on a world-wide basis through both company-owned and franchised rental locations. Within the on-airport and near-airport segment we operate under two separate and distinct geographic regions of operations, North American Rental Operations comprising Alamo and National operations in the United States and Canada and International Rental Operations comprising the remaining Alamo and National operations primarily located in Europe.

  Business Strategy and Operations

     The business strategy for our airport operations includes:

     - Execute a Multi-Brand Strategy. While our brands both compete in the airport market, each executes a specific strategy targeted at its core businesses:

      -- Alamo focuses on value-oriented renters, primarily leisure and small business travelers. Alamo's Drive Happy marketing campaign is targeted at value oriented leisure travelers, particularly families, and aims to associate Alamo with the vacation experience.

      -- National seeks to further improve its position as a premium brand that is focused on business and frequent travelers. National's marketing programs are designed to educate travelers about National's strong service offerings -- particularly Emerald Club -- emphasizing transaction speed, ease, and vehicle choice as positive brand attributes.

     - Provide a Superior Customer Experience. Each brand continually seeks to improve its service offerings to their specific customer bases:

      -- Alamo's focus is to become the preferred value brand in the rental market. We believe that the small business renter and the leisure renter have similar needs making Alamo a natural fit for all value conscious renters. Our strategy is to expand our current leisure renting relationships to also include value conscious business travel. Our goal is to make Alamo part of the renter's total experience by offering value added features and thereby increasing brand loyalty. Recently Alamo launched QuickRent (SM), the industry's first Internet/ATM process that allows customers to complete the rental on-line and by-pass the rental counter using an ATM style kiosk to obtain the rental agreement and directions to the renter's vehicle. During the year Alamo continued its investment in the environmental redesign of our rental stations to include the features most important to its typical renter. These features include travel information kiosks, children play areas, retail centers and luggage lockers.

      -- National's focus is to provide the frequent traveler rapid and efficient service which minimizes interaction and paperwork at our rental facilities. National's Emerald Aisle service allows a customer enrolled in the brand's proprietary Emerald Club program to complete the rental transaction without having to make an advance reservation or visit the rental counter. The customer may proceed directly to the Emerald Aisle, select the car of his or her choice, and proceed to the exit gate where the transaction is completed without paper in a matter of minutes. Frequent travelers familiar with the Emerald Aisle program have enthusiastically endorsed the service and we believe that National will benefit as travelers become more aware of the brand's service attributes. Recently, National has rolled out several new features addressing the Emerald Club member's needs including the on-line One Click Reservation (SM), which allows an Emerald Club member to complete the entire reservation process on-line with one click of the mouse in 60 seconds or less, and self-service fuel pricing which is designed to save the renter time in the rental return process by having National employees refuel the vehicle for the customer at local self-serve prices. National continues to target inactive Emerald Club accounts with a direct marketing campaign aimed at increasing awareness of the Emerald Club benefits. National has increased the Emerald Club to approximately 1.3 million active members, an increase of 140,000 active members since December 31, 1999.

     - Improve Profitability. We are focused on increasing profitability and operating margins through the following initiatives:

      -- Improved Revenue Management. Revenue management is performed centrally for all Alamo and National airport locations. The goal is to optimize pricing levels to the economics of each individual location. National's pricing levels are targeted to be consistent with those offered by its principal competitors in the premium traveler market. National's rates will typically be above those offered by Alamo, which will offer prices in line with those of its principal competitors in the value rental market. Revenue management is fully integrated with our operations and fleet management systems to leverage daily city-by-city demand and fleet sharing opportunities. We believe this allows us to increase profitability through greater control of vehicle availability and rate changes.

      -- Shared Services and Integration Opportunities. We believe that opportunities exist to further integrate our infrastructure and derive additional efficiencies from the consolidation of certain functions at Alamo and National. In addition to revenue management, shared services include fleet management and maintenance, reservations, accounting, legal, treasury, risk management, information technology, facilities, payroll, benefits administration and human resources. In addition to joint contract negotiations for purchasing fleet and fuel, we also derive savings from joint purchases of media and other common goods and services.

      -- Ancillary Revenues. We seek to maximize revenue for ancillary products and services, such as liability insurance, fuel usage, and the rental of customer convenience products, including infant seats, cellular phones and ski racks. Ancillary revenues generally have profit margins well in excess of those obtained on the actual vehicle rental. Ancillary revenues increased 9% during 2000 compared to the comparable period of 1999 and comprised approximately 14% of total rental revenue for the year ended December 31, 2000.

     - Utilize the Internet to Fuel Organic Growth. We will continue to improve communications with our customers through the use of our web sites. We believe this will not only build customer loyalty and satisfaction but also provide additional opportunities to reduce our operating transaction costs. We expect to achieve our goal by continually improving the functionality of our web sites by leveraging our Internet expertise, technology and research across all of our brands. We are also expanding business-to-business connectivity between our web sites and corporate accounts, travel agents and tour operators in order to facilitate communication, administration, information and data flow. We have developed strategic alliances with numerous on-line travel companies, airlines, hotel operators and other travel industry participants to encourage on-line reservations. Key partners include airlines such as American, Continental, Delta and United, hotels such as Hyatt and Choice Hotels International (Days Inn,) and corporate partners such as Sea World, American Express, and the National Football League.

  North American Daily Operations

     Organizationally, both the Alamo and National business units remain stand-alone operations responsible for all activities directly affecting the customer such as airport relations, sales and counter operations. One of the key components of our business strategy is to achieve operating leverage and economies of scale in fleet financing, fleet utilization and maintenance, revenue management and reservations. In addition, we anticipate that our shared services organization will provide administrative services to our business units, including accounting, legal, risk management and human resources. To this end, we have integrated some of the common business functions of Alamo and National daily rental operations, such as information systems, fleet management and marketing. We are developing plans to further integrate additional common business functions if management determines them to be economically beneficial, so that our multi-branded strategy will deliver services to specific customers while maintaining one cost structure.

     Alamo Rental Operations

     We believe the Alamo brand enjoys both domestic and international recognition for meeting the needs of travelers concerned with obtaining the best value for their dollar. It has historically served a large number of discretionary travelers who rent cars for leisure purposes. Also important to the Alamo brand are middle market and small business customers, as well as other customers who have selected Alamo as a secondary supplier for commercial travel. Alamo operates in the United States and in Canada through 110 company-owned daily rental locations.

     Due to the brand's value-oriented leisure focus, Alamo's top ten rental locations are located in major tourist destinations, such as Florida, California, Nevada, Arizona and Hawaii. These top ten locations include cities such as Orlando, Miami, Los Angeles, Las Vegas, Fort Lauderdale, San Francisco, Maui, and Phoenix and other major markets, which collectively generate in excess of 40% of Alamo's total revenue. Because the Alamo brand primarily targets the leisure traveler, approximately 28% of its business comes from the direct consumer sub-market (including Internet revenues), 56% from domestic and international tour, travel agent and affinity (e.g. travel clubs, airlines, hotels, etc.) channels and the remainder from the value-oriented business travel segment.

     National Rental Operations

     National has built its reputation in the automotive rental industry as a provider of premium vehicle rental services, targeting the needs of the frequent traveler. National, through approximately 750 company-owned and franchised rental locations, operates in the United States and Canada.

     National's business base is more diverse than Alamo's as a result of the brand's focus on the frequent premium business traveler. National's top ten rental locations, which generate approximately 27% of its total revenue, comprise major business travel destinations, such as Los Angeles, Atlanta, Dallas, San Francisco, Newark, Chicago, Tampa and Boston.

     The National brand has found success positioning itself in the business travel market. Accordingly, commercial accounts represent approximately 59% of its revenue. Its remaining revenue comes from the leisure travel market through sources such as Emerald Club Members, travel agents and affinity groups.

     Sales and Marketing

     The sales and marketing efforts of the Alamo and National daily rental brands in the United States are tailored to the separate sub-markets that each brand serves.

     Alamo focuses its sales and marketing activities on the following customer segments:

     - Domestic and International Tour Operators. Tour operators create package tours by assembling various components of travel such as airfare, hotel, car rental and destination features. Our sales force contracts with tour operators, typically for one year, to be a primary or secondary provider of car rental services for these tour operators' packaged vacations. In order to better serve the special needs of the tour operators, Alamo has a dedicated website just for tour operators called Tour.alamo.com.

     - Travel Agencies. Alamo enjoys preferred relationships with large consortia groups such as American Express, Vacation.com and Carlson Wagonlit who offer our car rental services through their extensive travel agency networks. Alamo markets to front-line travel agents through global distribution systems and its proprietary Alamo CASH-IN Club program whereby travel agents can become members and earn CASH-IN club points redeemable for merchandise at numerous retailers such as Home Depot, Sharper Image, Sam's Club and Wal-Mart. There are over 27,000 travel agents enrolled in this program. Alamo also markets its car rental services in trade publications and through industry trade shows such as ASTA and POW WOW. Telesales and direct marketing efforts are used to reach small and independent agencies. All travel agents can obtain Alamo information and products at our TA.Alamo.com web site.

     - Direct Consumers. Alamo markets to consumers using television, newspapers, specialized seasonal product offerings (such as ski products), targeted direct mail and e-mail and partnership efforts. Alamo's current Drive Happy campaign includes a product-based marketing proposition that offers leisure travelers value and a hassle free rental experience at Alamo with Alamo's new QuickRent(SM) service. We believe that a large portion of the success of Alamo's direct marketing is based on strong customer relationship management with customized product offerings enhanced by the use of customized segmentation tools. The direct consumer is served through Alamo's customer reservation centers and its Alamo.com web site.

     National focuses its sales and marketing activities on the following customer segments:

     - Corporate Accounts. National has had a strong presence in the corporate market for over 50 years and primarily serves its corporate renters via its sales force who contract and maintain relationships with corporate accounts. Emerald Club membership offers corporate renters a quick and easy paperless rental, their choice of vehicle at the Emerald Aisle and self-service fuel pricing which is designed to save the renter time in the rental return process by having National employees refuel the vehicle for the customer at local self-serve prices.

     - Emerald Club. National Emerald Club members are served through a dedicated communication area at our reservation centers and through special booking paths at our Nationalcar.com web site. In addition, National uses telesales and direct marketing efforts to reach and service small and mid-size accounts which are an important component of its mix of corporate business.

     - Other Frequent Renters. National markets its products to frequent renters through television, newspapers, trade publications and direct marketing and partnership efforts. National's current campaign features the timesaving benefits of Emerald Club membership including: counter by-pass, vehicle choice, self-serve pricing for fuel and One Click Reservation (SM) internet reservations. Frequent renters are offered the unique features and benefits of the Emerald Club through enrollment as unaffiliated corporate members.

     Both Alamo and National contract with and participate in association and affinity programs, including travel clubs, trade and professional associations and conventions, in order to reach members with special benefits and promotions. In addition, several of the programs provide renters with discounts and rewards at retail outlets, restaurants and travel clubs.

     Alamo and National participate in many airline frequent flyer and loyalty programs whereby renters can be rewarded with points, credits and rewards from travel partners such as American Airlines, Delta Air Lines, United Air Lines, and Hyatt Hotels. These relationships also provide Alamo and National with cooperative marketing opportunities. Additionally, both brands participate in certain credit card membership programs that provide special benefits to card members and joint marketing opportunities for the credit card issuer and our brands.

     Reservations

     We operate four reservations centers located in Charlotte, North Carolina, Charleston, South Carolina, Boca Raton, Florida and Salt Lake City, Utah. Our central reservation system routes calls to all centers for optimal utilization so customers get the quickest and best service. In addition, the reservation centers are linked so that if one brand does not have availability the customer can be rerouted to the other for service. A large percentage of Alamo's and National's bookings are directed to our reservation system through airline and other third-party reservation systems, including systems operated by Sabre Holdings and Galileo International, Worldspan and Amadeus.

     We believe the Internet is an attractive low cost alternative to traditional reservation processes. The Internet provides the consumer with real-time, interactive services, which tend to be used over and over again. We have achieved significant milestones in the development of leading web sites for our brands. In recognition of this development, Alamo's web site was ranked by Forrester Research as sixth overall among travel web sites, based upon a rating that considers a site's reach, booking ability and consumer base and Alamo was the first car rental company listed in Forrester's "Travel Data Overview" for the third quarter of 2000, while Gomez.com has ranked National's web site the second highest car rental site, based upon ease of use, customer confidence, on-site resources and relationship services for Winter 2000.

     Recently Alamo launched QuickRent (SM), the industry's first Internet/ATM process that allows customers to start the rental process on-line and by-pass the rental counter using an ATM style kiosk to obtain the rental agreement. Alamo's online rentals in 2000 increased approximately 120% over the comparable period of 1999 and approximately 12% of Alamo's total domestic rentals during 2000 were generated from its web site or through our relationships with other on-line travel marketers.

     In May 2000, National re-launched its enhanced web site Nationalcar.com featuring a new booking engine and the industry's first single-click reservation process. The One Click Reservation (SM) feature, unique to National's web site, allows Emerald Club customers to reserve a car in 60 seconds or less. This new reservation process creates a leading edge site for reservation speed and ease. We also expect that National's web site will be able to dynamically offer products to Emerald Club members who elect on-line personalization membership based on profile data, preferences, location, vehicle availability and dates to best suit their frequent travel needs. National's web-based rentals were approximately 4% of National's total domestic rentals in 2000, an increase of approximately 300% compared to 1999.

  International Rental Operations

     We operate the Alamo and National brands in 66 countries outside the United States and Canada. Internationally, we have over 2,000 locations consisting of both on-airport and city operations. Alamo and National have an international fleet of approximately 110,000 rental vehicles, of which approximately 37,000 are within company-owned locations.

     With the exception of the United Kingdom, Germany, Switzerland and the Benelux countries, we operate primarily through franchised locations in Europe, Africa, the Middle East, Asia, the Pacific Rim, Australia, Latin America and the Caribbean. Our operations outside North America accounted for approximately 10% of our revenue in the year ended December 31, 2000. In excess of 75% of our international revenue was generated in the United Kingdom, where we have a leading market position.

     Until October 1997, our company-owned operations consisted solely of Alamo locations in the United Kingdom, Germany and several smaller continental European countries. In October 1997, we significantly increased our presence with the acquisition of EuroDollar plc, which moved us into a market leadership role in the United Kingdom. Commencing in February 1998, we began the consolidation and expansion of our operations, combining the acquired EuroDollar operations with Alamo's European operations and some existing EuroDollar licensees and joint ventures. Since that time, we have focused our efforts on re-branding the businesses and developing the network for both the Alamo and National brands.

     Before February 1, 1998, National served its customers in Europe, Africa and the Middle East through a marketing affiliation with Europcar/Interrent. Beginning February 1, 1998, as a result of the acquisition and rebranding of EuroDollar in the fourth quarter of 1997, National began to operate, and in some cases license, its own locations in each of these markets. National serves it customers in Japan and others parts of the Pacific through a marketing affiliation in Japan. In July 2000, our unprofitable Australian operations were divested in a sale to an independent third party.

     Within the European marketplace, the business market accounts for approximately 47% of our revenue, the leisure market accounts for approximately 45% of revenue and the insurance replacement market accounts for approximately 8% of revenue.

     Internationally, Alamo's market strength is in the leisure rental market with its focus on generating inbound leisure business to the United States from tour operators, car rental brokers and retail travel agencies. In 1999, we expanded our sales force to focus more heavily on the previously under-served pan-European and United States to Europe leisure travel markets, capitalizing globally on the strength of the Alamo brand name.

     National supports its local country sales forces in Europe with a pan-European sales organization covering all major countries. The pan-European sales organization is geographically based at the point of decision for each multinational account, creating a seamless global account management system to benefit multinational corporate customers. The efforts of the sales organization are supported through our global reservations and distribution capabilities.

INSURANCE REPLACEMENT AND NEIGHBORHOOD BUSINESS

  Alamo Local Market Division Overview

     We serve the insurance replacement rental market under the Alamo brand. Before November 2000, our insurance replacement business was branded CarTemps USA. We rebranded the business as Alamo in November 2000 in order to leverage and capitalize on Alamo's widely recognized name and value proposition. We believe the rebranding of CarTemps USA as Alamo will increase the Division's marketing leverage and permit our insurance and neighborhood business to exceed what CarTemps USA could have achieved as a stand-alone brand. The Local Market Division's strategy is to capitalize on Alamo's brand recognition and its reputation for value in order to increase market share with key customers in the insurance and collision repair industries as well as attract the local neighborhood renter.

  Business Strategy and Operations

     The principal elements of our insurance replacement and neighborhood rental business strategy include:

- - Providing Superior Customer Service. Superior service must be provided to not only the ultimate consumer, but in the case of insurance replacement transactions, to the insurance company, the claims adjuster, the agent and body shops.

- - Improving Profitability. We are focused on increasing profitability and operating margin through the following initiatives:

     - Implementing a New Store-Operating Model. Our new operating model allows us to transport customers directly to our location which facilitates the sale of value-added products and services as well as decreases inefficiencies and costs caused by transporting equipment to customer locations. This new model is designed to generate additional ancillary revenue, lower operating costs per transaction and improve customer satisfaction. Approximately 281 of the 322 branches identified as appropriate for the new operating model have been converted with the balance of these converted in the first quarter of 2001.

     - Minimizing Infrastructure. We believe we can better utilize our company's support services by increasing the use of shared services in risk management, information technology, legal and human resources.

     - Utilizing the Internet to Fuel Organic Growth. We expect to continue to improve the functionality of our MPOWERENT software technology. MPOWERENT is a proprietary on-line rental claim management system designed to simplify the rental process for our many insurance claims adjusters. MPOWERENT is currently being utilized by eight top tier insurance carriers.

     Sales and Marketing

     Sales and marketing activities seek to effectively target multiple levels and audiences for maximum impact. Account sales focuses on the insurance company home office and insures Alamo's participation in rental management programs of insurers at a national level. Field sales focuses on claim centers, agents and body shops thereby providing the pull through for maximum market share gain. Large dealerships and leisure renters are also sources of revenue. We believe the rebranding of CarTemps to Alamo may attract local renters who are familiar with or have been exposed to the Alamo brand possibly through a previous leisure rental experience or who have become familiar with the Alamo brand from its various marketing initiatives.

     Operations

     The Alamo Local Market Division operates in 41 states through 427 office locations. An average Local Market division store is located in a neighborhood strip mall, central to its customer base, and at maturity operates a fleet of 90 or more cars. We opened 14 new stores in 2000 and anticipate opening additional new stores in future years. We intend to expand our operations through a combination of geographic growth, greater penetration of existing served markets and increased development of relationships with insurance companies and collision repair centers.

ANC RENTAL FLEET OPERATIONS

  Fleet Management Strategy for Airport Operations

     The single largest cost to a rental car company is its fleet. Since the late 1980s, vehicle rental companies have acquired vehicles primarily through manufacturer repurchase programs. Repurchase prices under these programs are based on either a specified percentage of original vehicle cost determined in the month the vehicle is returned or the original capitalization cost less a set daily depreciation amount. These repurchase programs limit a vehicle rental company's residual value risk with respect to vehicles purchased under the programs.

     We hold vehicles in our daily rental fleet for up to 12 months, with the average vehicle age being less than six months. Approximately 92% of our model year 2000 purchases for the airport operations of Alamo and National North America were acquired under manufacturer repurchase programs and were not subject to residual value risk. These programs allow cars conforming to the terms of the agreement to be returned to the manufacturer at the end of their service lives at a predetermined residual value. For the model year 1999, only 3.1% of the repurchase program cars returned to the manufacturer were subsequently rejected.

     We place a strong emphasis on vehicle maintenance since quick and proper repairs are critical to fleet utilization. To accomplish this task we employ full-time National Institute for Automotive Service Excellence fully certified technician instructors. In addition, we use specific manufacturer dealerships to maintain and service our vehicles. These dealerships provide us with qualified and experienced technicians with established manufacturer relationships.

  Fleet Management Strategy for Alamo Local Market Operations

     Our Local Market Division's strategy is to acquire vehicles on an "at-risk" basis and operate them for a twenty-four month period. At-risk vehicles are vehicles which are not covered by manufacturers' repurchase programs and are therefore subject to residual value risk. Residual value risk is the risk that a vehicle's market value at the time it is sold will be less than its depreciated value. Upon retirement, the vehicles are sold through a variety of different channels such as auto auctions. We are also beginning to pilot some on-line disposition methods.

  Vehicle Supply

     General Motors has been the principal supplier of rental vehicles to Alamo and National for many years. In model year 2000, vehicles manufactured by General Motors made-up approximately 75% of our total domestic rental fleet purchases. In model year 2001, we expect to purchase a similar percentage of our domestic rental fleet from General Motors. Our supply agreement with General Motors requires us to purchase a minimum number of units spanning all the General Motors brands. In return, General Motors has agreed to provide certain incentives as well as a minimum number of vehicles. The remainder of our fleet primarily includes vehicles from Chrysler, Toyota, Isuzu, Ford, and Nissan.

     Purchases outside of repurchase programs come from a number of sources, including vehicle manufacturers, private and public auctions, wholesalers and automotive dealerships.

  Information Technology

     A comprehensive network of hardware and software applications support our rental operations. Key system applications include reservations, rental operations, fleet management, third-party reservation systems and tour operator links, Internet web sites, commission processing, billing, accident claims, financial and human resources. Our information technology infrastructure allows us to manage our operations on a real-time basis and quickly respond to changing market dynamics.

     Our Odyssey information system supports the National brand. Odyssey has three main components: a reservation system, an operating system and a fleet management system. Alamo operations in the United States, Canada and continental Europe use Alamo's legacy systems, which are fully integrated information systems that include reservations, rental operations and fleet management.

     National's UK operations use a fully integrated separate stand-alone system, with interfaces to Odyssey and Alamo's systems.

     We have developed interfaces between Odyssey and Alamo's legacy systems which allows for basic information to be shared to better manage our business on a combined basis.

     Information Technology resources in direct support of the Local Market division are located at the division headquarters in Solon, Ohio and include a network of hardware and software applications tailored towards the local market rental needs. Many of our operating systems have been developed internally to the unique operating requirements of the local branch, and are integrated with key insurance trading partners. In July, we implemented our MPOWERENT web enabled software application, which provides unique features and capabilities to simplify the rental management process for our insurance replacement customers.

CUSTOMERS

     No single customer represented greater than 10% of our total revenue during 2000.

COMPETITION

     The automotive rental industry is capital intensive and is characterized by intense price and service competition. We believe we compete through a competitive pricing structure, increased service levels, better vehicle quality, availability and value, and convenient rental locations maintained in good condition. In any given location, we may encounter competition from national, regional and local vehicle rental companies. Our main domestic competitors are Avis Group Holdings, Inc., Budget Group, Inc., Dollar Thrifty Automotive Group, Inc., Enterprise Rent-A-Car and The Hertz Corporation. In Europe and other foreign markets, our vehicle rental business competes with the companies listed previously and other national and local vehicle rental companies.

     At times, industry-wide price pressures have adversely affected the major vehicle rental companies, and our vehicle rental business has, on such occasions, priced its product in response to these pressures. Moreover, at times when the vehicle rental industry has experienced vehicle oversupply, competitive pressure has intensified, with a negative impact on the industry's rental rates. Over time we have focused on optimizing our cost structure to improve our overall competitive position.

     Significant changes in the ownership of existing participants in the vehicle rental industry have occurred in 2000. In late 2000, Ford Motor Company and Cendant Inc. announced they would acquire the outstanding shares of Hertz and Avis, respectively. Upon conclusion of those acquisitions, we believe Hertz and Avis will be significantly better capitalized than most of the remaining participants in the industry and, as such, more formidable as competitors should they gain access to wider sources of capital at lower rates.

AUTOMOTIVE RENTAL REGULATIONS

     Our operations generally are subject to various federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, consumer protection, finance, insurance, advertising, currency controls, used vehicle sales, zoning and land use, environmental and labor matters. In addition, a majority of states have considered legislation affecting the sale of loss damage waiver products. To date, approximately half of the states have enacted legislation requiring disclosure to each customer at the time of rental that the customer's personal automobile insurance may cover damage to the rental vehicle and therefore purchase of a collision damage waivers may be unnecessary. In addition, certain states such as Nevada, California and Illinois have capped the price at which collision damage waiver can be sold. New York has prohibited the sale of collision damage waiver and New York and Illinois have capped the liability of the renter for damage to the vehicle. Adoption of national or state legislation limiting the sale or capping the rates of collision damage waiver products could further restrict sales of this product and additional limitations of potential customer liability could increase the cost of our operations. During recent years, however, two states enacted legislation to rescind the price control of collision damage waivers, and another state has enacted legislation to partially rescind renter immunity from liability and permit the sale of collision damage waivers.

     As a result of private and past governmental regulatory legal proceedings in some states regarding the sale of other optional service items at the rental counter, such as liability insurance, personal accident coverage, personal effects coverage and other travel related coverages, the vehicle rental industry has requested regulatory agencies and legislative bodies to provide affirmative authorization for the sale of these services and products. To date, a majority of states have either adopted clarifying legislation to fully exempt the industry from licensing requirements or enacted special or limited licenses to specifically cover the sale of insurance products incidental to the vehicle rental. However, the outcome of the legal proceedings and the initiation of any future governmental regulatory proceedings could negatively impact the revenue generated from the sale of these services and products.

     Our operations are also subject to various federal, state and local consumer protection laws and regulations including those relating to advertising and disclosure of charges to customers. The National Association of Attorneys General has promulgated suggested guidelines for vehicle rental advertisements. Alamo and two other industry participants are subject to substantially similar consent decrees resulting from Federal Trade Commission inquiries initiated in 1989, which consent decrees require certain disclosures to customers at each stage of the rental transaction, including in advertisements, of charges that are mandatory and not otherwise reasonably avoidable. The rental car industry has sought and obtained legislation in numerous states, which expressly permits the separate itemization of vehicle registration fees and other charges.

TRADEMARKS

     We own a number of registered trademarks including Alamo(R), Alamo Rent-A-Car(R), National Car Rental(R), Emerald Club(R) and QuickSilver(R). We also have a number of applications pending to register other marks. The current registrations of our service marks and trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically provided that we comply with all applicable laws.

ENVIRONMENTAL MATTERS

     The operation of our business is subject to a variety of requirements of national, state/provincial and local governments, which regulate health, safety, the environment, zoning and land use. Each nation, state and province in which we operate has its own laws and regulations governing the management of hazardous materials, water and air emissions, solid waste disposal, and, in most cases, the release and cleanup of regulated substances, and liability for these matters. In addition, governmental authorities at all levels may require permits for some activities at our facilities, and these permits may be subject to renewal, modification or revocation. These governmental authorities can enforce compliance with these regulatory requirements, and may seek to obtain injunctions or impose fines and other sanctions, including criminal penalties, for alleged violations.

     We strive to conduct our operations in compliance with applicable laws and regulations. Our business involves the use, handling, storage, and/or contracting for recycling or disposal of materials such as used motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning solvents, lubricants, degreasing agents and fuel. In response to the trend in many states toward waste reduction and recycling programs, we are reviewing additional opportunities to implement different applications and to use alternative products, thereby reducing waste generation and related disposal or recycling costs. Laws such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability, without regard to fault or whether conduct complied with applicable laws, for the investigation and/or clean-up, and damages to natural resources arising from releases, of hazardous substances. Such liability may apply to parties who arranged for the disposal of hazardous substances, as well as to owners or operators of affected properties.

     In the United States, water quality protection programs under the Federal Water Pollution Control Act of 1972, as amended, and other federal laws such as the Safe Drinking Water Act, as amended, affect our operations. Similarly, our U.S. operations are subject to the federal Clean Air Act, and related state and local laws regarding air emissions. The Occupational Safety and Health Act of 1970, as amended, authorizes the Occupational Safety and Health Administration of the U.S. Department of Labor to promulgate occupational safety and health standards. Various standards, including those requiring that employees receive information and training regarding hazardous materials we use, apply to our business operations. We do not expect that the costs of complying with applicable water and air quality programs and OSHA regulations will have a material adverse effect on us.

     The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), along with related regulations, establish a framework for regulating the handling, transportation, treatment and disposal of hazardous and non-hazardous solid wastes in the United States. In addition, a subchapter of RCRA regulates underground storage tanks. Many of our operations operate underground storage tanks, which we use primarily to store petroleum-based products. RCRA and various federal, state and local laws and regulations mandate periodic testing, upgrading, closure and/or removal of underground storage tanks and, in the event of leaks from these tanks, require clean-up of the affected groundwater and soils. We have a number of underground storage tanks that have been, or are being upgraded, removed or closed in place. If underground storage tanks owned or operated by us leak, and the leak migrates onto the property of third parties, we could be subject to liability for response costs, and other damages to these third parties. Compliance with regulations related to underground storage tanks has not had, and is not expected to have, a material adverse effect on us.

LIABILITY INSURANCE AND BONDING

     The nature of our business exposes us to the risk of liabilities arising out of our operations. These potential liabilities could involve, for example, claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations, and claims for remediation costs, personal injury, property damage, and damage to the environment in cases where we may be held responsible for the escape of harmful materials. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements.

     The nature of our business also exposes us to significant risk of liability for damages arising primarily out of accidents involving automobiles rented from our vehicle rental fleet. Laws in some states impose vicarious liability on automotive rental companies, which increases our risk. Subject to the risk levels discussed below, we manage our exposure through a combination of qualified self insurance and risk transfer to insurance companies which are rated as financially sound by insurance rating agencies. We carry substantial liability coverage, but catastrophic losses may occur which exceed the amount of our coverage limits.

     Since January 1, 2000, we either purchase commercial insurance or act as our own qualified self-insurer for automobile liability, general liability, workers' compensation and employer's liability claims. We retain up to $1.0 million of risk per claim, plus claims handling expense under our various property and liability insurance programs. Commencing in 1998, for claims occurring after November 30, 1997 and before January 1, 2000, we began purchasing insurance from AutoNation's insurance subsidiary for auto liability, general liability and workers compensation risks within our $1.0 million retention. AutoNation contributed the insurance subsidiary and the related insurance risks to us as part of the spin-off. We purchase umbrella liability insurance to provide insurance in excess of the primary liability insurance policies and/or retained losses. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we strive to operate safely and prudently and have, subject to certain limitations and exclusions, substantial liability insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our results of operations and financial condition.

     Provisions for retained or self-insured claims are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. We have collateral requirements that are set by insurance companies, which underwrite our insurance programs. Our collateral requirements may change from time to time, based on, among other things, our claims experience, financial performance or credit quality.

EMPLOYEES

     At December 31, 2000, we employed approximately 20,000 associates worldwide, approximately 2,450 of whom were covered by 47 collective bargaining agreements. Currently, National is in the process of negotiating four collective bargaining agreements, which have expired, and twelve agreements which will expire in 2001. National's collective bargaining agreements, which have expired or will expire in 2001, cover approximately 855 employees. We have no collective bargaining agreements outside of North America. We also employ a substantial number of temporary and seasonal workers, and we engage outside services, as is customary in the industry, principally for the non-revenue movement of the rental fleet between locations. We believe that we have good relations with our employees.

SEASONALITY

     Our business, and particularly the leisure travel market, is highly seasonal. Our third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, we increase our rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect. The first and fourth quarters for our operations are generally the weakest because of limited leisure travel and a greater potential for weather conditions, either adverse or unseasonable, to impact our business. Many of the operating expenses such as rent, general insurance and administrative personnel remain fixed throughout the year and cannot be reduced during periods of decreased rental demand.

EXECUTIVE OFFICERS

     We provide below information regarding our executive officers.

     Michael S. Egan, 61, has been our Chairman of the Board since June 2000 and our Chief Executive Officer since December 28, 2000. Mr. Egan also serves as Chairman and Chief Executive Officer of Certified Vacations, Inc., a wholesale tour operator. Mr. Egan has been the controlling investor of Dancing Bear

Investments, a privately held investment company, since 1996. Mr. Egan also serves as a director of Boca Resorts, Inc., a leisure, recreation and entertainment company which owns and operates several luxury resort hotels and the Florida Panthers professional sports franchise. In addition, Mr. Egan has served as Chairman of the Board of theglobe.com, Inc., an online community site, since August 1997. Mr. Egan was the majority owner and Chairman of Alamo Rent-A-Car, Inc. from 1986 until Alamo was acquired by AutoNation, Inc. in November 1996. Mr. Egan began his career with Alamo in 1976 and held various management and ownership positions until he bought a controlling interest in 1986.

     Karen L. Beard, 52, has served as our President, North America Alamo and National since November 1999. From November 1998 until November 1999 she served as President of Alamo. Before her appointment as President, she served as Senior Vice President of Sales, Marketing and Advertising from October 1997 until November 1998. Ms. Beard is a 19 year veteran of Alamo and has held a variety of positions including Senior Vice President of Sales, Marketing and Revenue Management from February 1997 until September 1997, Senior Vice President of North American Operations from January 1995 until February 1997 and Vice President of North American Sales from January 1994 until January 1995.

     Todd M. Faver, 38, has served as President, Alamo Local Market Division since its rebranding in November 2000. He served as President for CarTemps USA operations from November 1999 through October 2000. From December 1998 until November 1999, Mr. Faver served as President, Canadian Operations of AutoNation's Car Rental Division and from June 1996 until December 1998 he served as President of National Car Rental, Canada, a wholly owned subsidiary of AutoNation. From 1993 until 1996, Mr. Faver served as Director, Florida Operations of National.

     Cheryl L. Budd, 48, has served as our Senior Vice President, Corporation Communications since November 1999. From May 1999 until November 1999, Ms. Budd served as Director of Corporate Communications at Alamo, a wholly owned subsidiary of AutoNation. Prior to joining AutoNation, Ms. Budd was the founder and President of Budd Communications, Inc., a marketing, advertising and public relations company, from September 1993 until May 1999. Ms. Budd has been involved in the public relations industry for over 20 years.

     Kathleen W. Hyle, 42, has served as our Senior Vice President and Chief Financial Officer since November 1999. Ms. Hyle previously served as Vice President, Finance and Treasurer for AutoNation, a position she held since April 1997. Prior to joining AutoNation, Ms. Hyle served as Vice President and Treasurer of Black and Decker Corporation, a multinational manufacturer of consumer and professional power tools and hardware products, from June 1994 until March 1997 and held various other finance and treasury positions since 1980.

     Edward L. Jones, 52, has served as our Senior Vice President, Human Resources since November 1999. From January 1999 until November 1999, Mr. Jones served as Vice President, Human Performance Organization for AutoNation's North American Rental Group and from August 1997 until January 1999 he served as Corporate Vice President, Human Performance Organization for AutoNation. Prior to joining AutoNation, Mr. Jones served as Director, Human Resources for Express, Inc., a national clothing retailer and wholly owned subsidiary of Limited, Inc., from January 1991 until July 1997.

     Howard D. Schwartz, 51, has served as our Senior Vice President and General Counsel since November 1999. From October 1997 until November 1999, Mr. Schwartz served as Vice President and Deputy General Counsel of AutoNation and from January 1997 until September 1997, he served as Senior Vice President and General Counsel of Alamo, a wholly-owned subsidiary of AutoNation, and as Chief Litigation Counsel of AutoNation. Prior to joining AutoNation, Mr. Schwartz was with the national law firm of Eckert Seamans Cherin & Mellott, LLC from 1974, where he served as the partner-in-charge of the firm's Florida operations, a member of the Executive Committee and Co-Chairman of the Litigation department.

     Mary E. Wood, 45, has served as our Senior Vice President, Shared Services since November 1999. Ms. Wood previously served as Vice President and Corporate Controller of AutoNation, a position she held since April 1998. From July 1997 until April 1998, Ms. Wood served as Vice President of Internal Audit of AutoNation. Ms. Wood was Chief Financial Officer of AutoNation's Alamo Rent-A-Car, Inc. subsidiary from

December 1996 until July 1997. Prior to AutoNation's acquisition of Alamo in November 1996, Ms. Wood served as Alamo's Executive Vice President of Business Services from April 1995 until December 1996. Prior to joining Alamo, Ms. Wood was a partner with KPMG Peat Marwick in Fort Lauderdale, Florida for eight years.

     Michael J. Kipp, 46, was appointed Vice President, Corporate Controller in November 1999. From April 1998 through October 1999, he was Vice President, Finance of the Automotive Rental Group, previously a division of AutoNation. From May 1997 to April 1998, Mr. Kipp was Assistant Controller of AutoNation. From 1995 to 1997, Mr. Kipp was employed by Blockbuster Entertainment as Vice President, Financial Planning and Reporting.

     Leland F. Wilson, 34, has served as Vice President and Treasurer of ANC Rental Corporation since November 1999. Mr. Wilson previously served as Assistant Treasurer of AutoNation, Inc. Prior to joining our former Parent in May 1998, Mr. Wilson was an Assistant Vice President at Wellington Management Company, LLP from 1997 to 1998. Before joining Wellington, Mr. Wilson was Manager of Corporate Finance at Staples, Inc. from 1995 to 1997. Prior to joining Staples, Mr. Wilson held various positions at Nynex in Treasury and Operations, including Staff Director of Financial Planning, from 1988 to 1995.

RISK FACTORS

     In addition to the other information included in this Form 10-K, you should be aware of the following risk factors in connection with our business and ownership of shares of our common stock. We also caution that this Form 10-K contains forward-looking statements. The words "believes," "should be," "anticipates," "plans," "expects," "intends" and "estimates," and similar expressions identify these forward-looking statements. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, our assumptions may not prove to be correct. Because our assumptions and expectations are subject to risks and uncertainties, actual results may differ materially from the expectations expressed by these forward-looking statements. Important factors that could cause actual results to differ materially from our expectations regarding our financial condition and reflected in our forward-looking statements include the following risk factors. See "Forward Looking Statements" included elsewhere in this Form 10-K.

  We have continued working capital needs.

     In order to meet our peak financing needs during the second and third quarters of 2001, we need to refinance existing fleet debt and increase the capacity of our working capital facilities or replace such facilities. Recent and continued operating losses, the credit quality of our debt, and capital market conditions may adversely affect our ability to refinance our debt.

  We have substantial debt and an increasing cost of capital.

     Our vehicle fleet is primarily acquired through the issuance of vehicle secured debt, and we rely heavily on our ability to obtain debt financing to operate our business. You should read the "Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations". As of December 31, 2000, we had approximately $4.5 billion of debt outstanding, including approximately $4.2 billion of vehicle debt and $276.7 million of non-vehicle debt. As of December 31, 2000, our debt to equity ratio was 5.0:1.

     We entered into a three-year secured revolving credit facility on June 30, 2000 which permits borrowings of up to $175.0 million at a floating rate, initially based upon a spread of 2.75% above LIBOR. Our borrowing availability under this facility is the lesser of $175 million and a borrowing base. We also have entered into a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million and (2) an amount equal to $175.0 million less the borrowing base of the $175.0 million secured revolving credit facility. As of December 31, 2000 the borrowing base under the $175.0 million secured revolving credit facility approximated $98.5 million, of which approximately $30.5 million was used to support outstanding letters of credit. As of February 28, 2001 the borrowing base under the $175.0 million secured revolving credit facility approximated $99.2 million, of which approximately $32.7 million was used to support outstanding letters of credit. In connection with the consummation of the sale and leaseback transaction the borrowing base decreased by approximately $41.0 million. For more information regarding our sale and leaseback transaction please refer to the "Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations". The supplemental secured revolving credit facility has a term of one year, and will be available until no later than May 31, 2001 to the extent there is no availability for borrowings under the $175.0 million secured revolving credit facility. Any amounts outstanding under the supplemental secured revolving credit facility on its one year maturity date will be converted into a term loan maturing May 31, 2003. Interest on the supplemental secured revolving credit facility will be payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October commencing October 1, 2000. As of December 31, 2000 $17.0 million was outstanding under the secured revolving credit facility; there were no amounts outstanding on the supplemental secured revolving credit facility. As of February 28, 2001 $42.0 was outstanding on the secured revolving credit facility; there were no amounts outstanding on the supplemental secured revolving credit facility.

     We also entered into an agreement with a lender on June 30, 2000 for interim financing of $225.0 million. The initial term of the interim financing is 12 months. The interest rate on the interim financing is fixed at 13.5% during the term. The interim financing requires us to pay commitment fees totaling up to $22.0 million, $17.0 million of which was paid through December 31, 2000. An additional $5.0 million was paid on March 31, 2001. If we do not refinance the interim financing by June 30, 2001, the interim financing will extend into a six year term loan and we will be obligated to issue warrants representing up to 7.5% of our fully diluted capital stock and pay a fee approximating 3.0% of the principal remaining outstanding under this interim financing. The term loan would bear interest at an increasing rate starting at 13.5% and increase by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed rate note with similar maturity. The warrants would have a term of 10 years and would have an exercise price of $.01 per share. The fair value of the warrants on the date of issuance would be treated as a note discount and would be amortized as a component of interest expense over the term of the refinancing. In September 2000 we repaid $25.0 million of the interim loan and as of December 31, 2000 and February 28, 2001 $200.0 million remained outstanding. We are required to file registration statements with the Securities and Exchange Commission which will register the fixed rate notes referred to above and the shares of common stock issuable upon the exercise of the warrants. To the extent we do not file these registration statements or they are not declared effective within certain time constraints we will be required to pay penalties. In connection with the consummation of our sale and leaseback transaction in March 2001, we would have been obligated to use the proceeds to prepay the interim financing. As part of an amendment to such facility, the lender agreed that such proceeds could be used for general corporate purposes and that on September 30, 2001 we would be required to prepay the interim financing by approximately $70.0 million.

     We historically have received, and for a limited time will continue to receive, various credit support from AutoNation in connection with certain of our revenue earning vehicle leasing programs. We will have reimbursement obligations to AutoNation to the extent AutoNation is required to satisfy any of its guarantees of any of our obligations.

  We have experienced losses, which may continue in future periods.

     We have experienced net losses of $2.0 million for the year ended December 31, 2000 and $71.0 million for the year ended December 31, 1999. In addition, for the first quarter of 2001 we anticipate that our net loss will exceed the $24.5 million loss recorded in the first quarter of 2000. We can not assure you that we will be able to generate operating or net income in the future. Continued losses, and the resulting impact on operating cash flow, would adversely affect our financial condition, our ability to obtain financing and the market price of our common stock.

  Our credit facilities and other debt instruments and surety arrangements restrict our operating flexibility.

     The governing documents for our credit facilities and interim financing and our other debt instruments contain a number of significant provisions that, among other things, restrict our ability to: sell assets; incur more indebtedness; grant or incur liens on our assets; repay certain indebtedness; pay dividends; make certain investments or acquisitions; issue certain guarantees; enter certain sale and leaseback transactions; repurchase or redeem capital stock; engage in mergers or consolidations; and engage in certain transactions with our affiliates. In addition, we expect that our arrangements with our surety company will restrict our ability to incur additional senior secured debt.

     These restrictions could hurt our ability to finance our future operations or capital needs or make acquisitions or enter into other transactions that may be in our interest. In addition, our credit facilities require that we satisfy several financial covenants. We are also required to repay certain of our debt with the proceeds from any debt issuance, equity issuance or asset sale or upon the occurrence of a change of control. A "change of control" for this purpose includes among other things the acquisition by a third party of 35% or more of our common stock (50% after June 30, 2001). These mandatory repayment provisions are subject to various exceptions. Our ability to comply with these financial requirements and other restrictions may be affected by events beyond our control, and our inability to comply with them could result in default under our credit facilities, the interim financing or other debt instruments. If a default occurs under our credit facilities, the lenders under these facilities could elect to declare all our outstanding borrowings, as well as accrued interest and fees, to be due and payable and require us to apply all of our available cash to repay those borrowings. The lenders under our secured revolving credit facilities could also proceed against their collateral, which includes a first priority lien on substantially all of our domestic non-revenue-earning assets and a pledge of the capital stock of most of our domestic subsidiaries and 65% of the capital stock of most of our foreign subsidiaries. We expect that the lender under our interim financing and our surety provider will also be able to proceed against their collateral, which we expect will include a third priority lien on the above assets and a second priority lien on our fleet assets.

  We primarily use one surety provider.

     In the normal course of business we are required to post performance and surety bonds as financial guarantees of our performance. Because of our financial performance and a difficult surety market we expect to provide a security interest junior to that granted under our credit facilities in the amount of our outstanding surety bonds. Continued losses in excess of our plan will adversely affect our financial condition and our ability to maintain these surety bonds. In addition, we can not assure you that our primary surety provider will continue to consent to maintaining these surety bonds or provide new bonds or renew existing bonds as needed, which could have a material adverse effect on our business, consolidated results of operations and/or our financial condition.

  Substantially all of our assets have liens.

     Upon consummation of certain transactions which are required to be completed by April 30, 2001, we will have first, second, and third priority liens on all of our revenue-earning and non-revenue-earning assets. The presence of these liens will limit our ability to raise additional incremental senior secured financing in the future.

  Competition in the automotive rental industry has and may continue to impact our prices and/or market share.

     We operate in a highly competitive industry. We believe that price is one of the primary competitive factors in the automotive rental industry, particularly in the leisure market. From time to time, we or our competitors, some of which have access to substantial capital, may attempt to compete aggressively by lowering rental prices. During 2000 certain of our principal competitors significantly reduced their prices and we expect this pricing pressure to continue in 2001. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitors' price reductions we may lose market share, resulting in decreased volume and revenue.

  Our business is seasonal.

     Our business, and particularly the leisure travel market, is highly seasonal. Our third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, we increase our rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could result in a significant decrease in customer volume. The first and fourth quarters for our operations are generally the weakest because there is limited leisure travel and a greater potential for weather conditions, either adverse or unseasonable, to impact our business. Moreover, many of our operating expenses including rent, general insurance and administrative personnel, remain fixed throughout the year and cannot be reduced during periods of decreased rental demand. As a result, we cannot assure you that we will have the ability to conduct our operations efficiently or profitably at all times during a year.

  A decrease in air travel could impact our business.

     In 2000, our Alamo and National on-airport and near-airport locations generated approximately 91% of our total revenue from total domestic operations. We also expect to generate a significant portion of our revenue from Alamo and National locations on-airport or near-airport in 2001. A sustained material decrease in airline passenger traffic could therefore significantly reduce customer volume and significantly impact our business. Events that could reduce airline passenger traffic include a general economic downturn, labor unrest, airline bankruptcies and consolidations, substantially higher air fares, adverse weather conditions, the outbreak of war, high-profile crimes against tourists and incidents of terrorism.

  Increases in fuel costs or reduced fuel supplies could harm our business.

     We could be adversely affected by significant increases in fuel prices, limitations on fuel supplies and the imposition of mandatory allocations or rationing of fuel. In particular, increased fuel costs could result in increased airline ticket prices to consumers, which could have an adverse effect on business and leisure travel and tourism, resulting in a significant decrease in customer volume for our businesses.

  Changes in manufacturers' repurchase programs may affect our business.

     During the year ended December 2000, we operated a combined fleet of approximately 334,000 owned and leased vehicles. As of December 31, 2000 approximately 86% of our fleet was covered by a vehicle manufacturer repurchase program or leased and not subject to residual value risk. Under these manufacturers' repurchase programs, we agree to purchase a minimum number of vehicles directly from franchised dealers of the manufacturer at a specified price. The manufacturer, in turn, agrees to buy those vehicles back from us at a future date at a price that is based upon the capitalized cost of the vehicles less an agreed upon depreciation factor and, in certain cases, an adjustment for damage and/or excess mileage. Repurchase programs limit our risk of a decline in the residual value of our fleet and enable us to fix our depreciation expense in advance. Vehicle depreciation is the largest component of our cost of operations. We could have difficulty managing costs relating to the acquisition and disposition of our vehicles if manufacturers reduce the availability of repurchase programs or related incentives, or reduce the number of vehicles available to vehicle rental companies through repurchase programs.

     We currently obtain a substantial portion of our financing in reliance on repurchase programs. A significant adverse change in the financial condition or our relationship with the vehicle manufacturers, particularly General Motors, would make obtaining needed vehicle-secured debt financing on favorable terms significantly more difficult.

     In addition, the timing of the receipt or disposition of vehicles from automobile manufacturers can significantly impact our business and results of operations. We incur greater expense when we receive vehicles too early from manufacturers or when manufacturers are unable to receive returned vehicles on a timely basis. Separately, we incur greater expense when we undertake steps to reduce our fleet size as a result of weak market volumes. The nature of the costs incurred during a fleet reduction primarily include, but are not limited to, accelerated depreciation charges and turn-in charges imposed under the terms of our manufacturer repurchase agreements for vehicles returned ahead of schedule.

  Some of our rental fleet is subject to residual value risk upon disposition.

     As of December 31, 2000, we were subject to residual value risk on approximately 14% of our fleet, which were not covered by manufacturers' or other repurchase programs. Residual value risk is the risk that a vehicle's market value at the time it is sold will be less than its depreciated value. The residual value of non-program vehicles depends on factors including the general level of pricing in the automotive industry for both new and used vehicles. Prices for used vehicles generally decrease if the automotive manufacturers increase the retail sales incentives they offer on new vehicles. We believe that the high volume of new vehicle sales the automotive industry achieved in 2000 occurred in part as a result of increased retail sales incentives offered by manufacturers. A direct result has been that demand for used vehicles has decreased, which has increased our residual value risk. Because it is difficult to predict the impact or timing of future manufacturer incentive programs, used vehicle demand and other factors that influence used vehicle resale values, we may not be able to manage effectively the residual value risk on our non-program vehicles which would increase our costs associated with using non-program vehicles in our rental fleet.

  Cost of our rental fleet may increase.

     During the last few years, the average price of new cars has increased. In December 2000, we entered into a new agreement with General Motors under which the average price of new cars increased. The effect on us of these price increases has been softened by periodic manufacturers' sales incentive programs that tend to lower the average cost of vehicles. We anticipate that new vehicle prices will continue to increase, but we cannot assure you that the manufacturers' sales incentive programs will remain available to keep our costs down, nor can we assure you that we will be able to control our rental fleet costs or selection, or to pass on any increases in vehicle cost to our customers. The cost of our rental fleet is also impacted by the relative mix of short-term vehicles, vehicles held up to seven months, versus the mix of long-term vehicles, vehicles held up to twelve months. We expect the relative proportion of long-term vehicles to short-term vehicles to increase, thereby increasing our operating costs as long-term vehicles are costlier on a net after incentives basis than short-term vehicles.

  We depend on General Motors as our principal vehicle rental fleet supplier.

     General Motors, through its franchised dealers, is our principal supplier of rental fleet vehicles. The number of vehicles we purchase varies from year to year. In model year 2000, we purchased approximately 75% of our aggregate domestic rental fleet from General Motors. In model year 2001, we expect to purchase a similar amount of our domestic rental fleet from General Motors. The supply agreement with General Motors requires us to purchase a minimum number of units spanning all the General Motors brands. In return, General Motors has agreed to provide certain incentives as well as a minimum number of vehicles. Shifting significant portions of our fleet purchases to other manufacturers would require significant lead-time. Separately, General Motors's inability to supply us with the planned number and type of vehicles in a timely manner could result in our fleet being inadequate in size or in the types of vehicles available to us to meet customers' demands, thereby resulting in a loss of revenue. In addition, if General Motors is not able to offer competitive terms and conditions and we are not able to purchase sufficient quantities of vehicles from other automobile manufacturers on competitive terms and conditions, then we may be forced to purchase vehicles at higher prices or on otherwise less favorable terms. Such a situation could adversely affect us through increased vehicle acquisition and depreciation costs that we are not able to offset sufficiently through rental rate increases passed through to our customers.

  We rely on asset-backed financing to purchase vehicles.

     We have relied and will continue to rely on asset-backed financing to purchase vehicles. As of December 31, 2000, we had outstanding $4,228.9 million of asset-backed indebtedness relative to our fleet. If our access to asset-backed financing were reduced, we cannot be sure that we would be able to obtain replacement financing on favorable terms. As a result, any disruption in the market for asset-backed securities or in our ability to access that market could adversely affect our liquidity and our ability to purchase vehicles for our fleet. You should also read the "Financial Condition" section under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  An increase in interest rates could reduce our profitability.

     A portion of our debt, including our borrowings under our revolving credit facilities, accrue interest at floating interest rates. We use interest rate derivative transactions to manage the impact of interest rate changes on our variable rate debt. These derivative transactions consist of interest rate swaps and interest rate caps and floors. Including our interest rate derivatives, fixed interest rate debt was 82% of our total debt outstanding as of December 31, 2000. Nevertheless, a substantial increase in interest rates would significantly increase our cost of indebtedness.

  Problems may arise as a result of consolidation of our brands.

     Our competitors have, on occasion, made objections to airport authorities stating that Alamo and National should not both be allowed to bid for or maintain airport concession agreements in the same airport because Alamo and National are commonly owned and share a number of administrative functions. To date, no airport has accepted this position. Should an airport accept this position in the future, it could prevent either Alamo or National from doing business at that airport. Also, some of National's licensees have, on occasion, objected to the consolidation of administrative functions of Alamo and National and some of National's licensees have also raised questions about Alamo or CarTemps, now known as Alamo Local Market Division, operating in their territories. If we are forced to change the way we operate our brands, particularly by requiring that we segregate the shared administrative services, fleet or other functions of Alamo and National, it could significantly increase our administrative, fleet operating or other costs, or adversely impact our ability to achieve cost savings.

 We may have clean-up costs and liabilities relating to storage and handling of petroleum and other materials.

     Our domestic and international service facilities use tanks to store petroleum products such as gasoline, diesel fuel, motor oil and waste oil and also handle other materials that may under certain circumstances harm human health or the environment. At many of these locations, one or more tanks containing such materials are located underground. We cannot assure you that these tanks or related systems or other materials will not result in soil or groundwater contamination. In addition, historical operations, including activities relating to automobile and bus maintenance, at some of our currently and formerly owned or operated properties, have resulted in releases into soil or groundwater. Any such contamination, release or spill, depending on factors such as the material involved, quantity and environmental setting, and impacts on third parties, could result in significant remediation expenditures, claims, liabilities, and interruptions to our operations.

  We do not expect to pay dividends.

     We intend to retain all earnings, if any, for the foreseeable future for use in the operation of our business. Consequently we do not anticipate paying any cash dividends on our common stock for the foreseeable future.

  We have limited operating history as an independent public company.

     We have a limited operating history as an independent public company. Historically we have relied on a parent company for various financial, administrative and managerial assistance. We cannot assure you that, as an independent public company, our future performance will be comparable to our reported historical results as a segment of our former Parent before the June 30, 2000 spin-off.

 If our spin-off is determined to be taxable, our shareholders could be required to pay tax on any shares they received in the spin-off and we could be adversely affected by any resulting corporate tax liability.

     In connection with the spin-off our former Parent, AutoNation, received a private letter ruling from the IRS to the effect that, among other things, the spin-off qualified as a tax-free distribution to AutoNation stockholders and to AutoNation. Whether a spin-off qualifies as tax-free depends in part upon the reasons for the spin-off and satisfaction of numerous other fact-based requirements. The IRS private letter ruling is based upon various factual representations made by AutoNation and us. If any of those factual representations were incorrect or incomplete in a material respect, or if the facts upon which the letter ruling is based are materially different from the facts at the time of the spin-off, the spin-off could become taxable to AutoNation stockholders, AutoNation, or both.

     If the spin-off fails to qualify as a tax-free distribution for U.S. federal income tax purposes, AutoNation stockholders who received shares of ANC Rental common stock in the spin-off would be treated as if they had received a taxable distribution in an amount equal to the fair market value of ANC Rental common stock received. The amount of the taxable distribution would be taxed as a dividend.

     If the spin-off fails to qualify as a tax-free distribution for U.S. federal income tax purposes, then, in general, a corporate income tax would also be payable by the consolidated group of corporations of which AutoNation is the common parent. Even if the spin-off qualifies as a tax-free distribution to AutoNation stockholders, a corporate income tax would also be payable if, during the four-year period beginning two years before the spin-off, one or more persons acquires a 50% or greater interest in AutoNation or us as part of a plan or series of related transactions that included the spin-off. Corporate tax, if any, would be paid on the excess, if any, as of the date of the spin-off of (1) the fair market value of the ANC Rental common stock distributed to AutoNation's stockholders, minus (2) AutoNation's adjusted tax basis in the ANC Rental common stock distributed. We have entered into a tax sharing agreement with AutoNation in connection with the spin-off regarding the allocation, and in some circumstances sharing, of that potential corporate income tax liability. If the spin-off fails to qualify as a tax-free distribution or either we or AutoNation experience a prohibited 50% or greater acquisition, we might have to pay the resulting corporate income tax.

     To minimize this and other risks, we agreed with AutoNation to refrain from engaging in specified transactions unless we received AutoNation's prior consent or we received:

     - a ruling from the IRS to the effect that the proposed transaction will not result in the spin-off being taxable to AutoNation or its stockholders; or

     - an opinion of counsel recognized as an expert in federal income tax matters and designated by AutoNation to the same effect and is satisfactory to AutoNation in its absolute discretion.

     Transactions that may be affected by these restrictions relating to an acquisition of a 50% or greater interest and other restrictions required to preserve the tax-free nature of the spin-off include, among others:

     - a liquidation;

     - a merger or consolidation with, or acquisition by, another company;

     - issuance and redemptions of shares of our common stock;

     - the sale of equity or the exercise of stock options;

     - the sale, distribution or other disposition of assets in a manner that would adversely effect the tax consequences of the spin-off; and

     - the discontinuation of a material business.

     Other transactions could also jeopardize the tax-free nature of the spin-off.

  There is limited trading history for our common stock.

     The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

     - the failure of our business profile to fit the investment objectives of stockholders, thereby limiting demand and causing some of them to sell our shares;

     - the potential absence of securities analysts covering our company and distributing research and investment recommendations about our company;

     - changes in earnings estimates by securities analysts or our ability to meet those estimates;

     - the operating results and stock price performance of other comparable companies;

     - overall stock market fluctuations; and

     - economic conditions generally.

     In particular, the realization of any of the risks described in these "Risk Factors" could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has in the recent period experienced volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

ITEM 2.  PROPERTIES

     Our combined rental businesses, both owned and franchised, conduct operations at more than 3,400 locations throughout the world, of which approximately 1,400 are located within the United States and approximately 2,000 are located outside the United States. These locations include rental and sales offices and rental and service facilities located on or near airports and in central business districts in major U.S. cities and suburban areas. We lease most of these premises.

     Our facilities serving airport locations are located on airport property or near the airport in locations convenient for bus transport of customers to the airport. We lease nearly all of these airport locations from governmental authorities charged with the operation of the airports under arrangements generally providing for either the payment of a fixed rent or the payment of rent based on a percentage of revenue at a location with a guaranteed annual minimum payment. Most of our other facility leases provide for fixed rental payments. Each of the airport facilities in the metropolitan areas we serve includes, in addition to concession space, vehicle storage and maintenance areas, as well as rental and return facilities. Typical airport facility leases may not necessarily have the same duration as our local airport concession agreement. Most of our airport facility leases expire at varying times over the next ten years. Some of these leases include purchase options at the end of their terms. Some airport concession agreements require us to obtain surety bonds for the benefit of the airport. Any failure to obtain or maintain these bonds would constitute a default under the concession agreements and could result in our loss of position at such airport.

     Additionally, we own a reservations center in Charleston, South Carolina. We lease reservation and data centers in Charlotte, North Carolina, Boca Raton and Fort Lauderdale, Florida and Salt Lake City, Utah, and office facilities in Fort Lauderdale, Florida and Solon, Ohio.

     In the first quarter of 2001 we entered into an agreement to sell and leaseback substantially all of our owned land and buildings. You should read the "Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Our Local Market Division leases our neighborhood rental locations from third parties, including some dealerships owned by AutoNation, our former Parent, under lease agreements, which expire at various times over the next ten years.

     We believe that our facilities are sufficient for our needs.

ITEM 3.  LEGAL PROCEEDINGS

     We are currently a defendant in two purported class actions that have been brought in two states in which the plaintiffs seek unspecified damages and injunctive relief arising out of our allegedly improper sale of optional insurance products in connection with vehicle rentals. A common feature of the two actions is a claim that applicable insurance laws were violated in the sale of the optional insurance products (Liability Insurance Supplement and Personal Accident Insurance/Personal Effects Coverage) because our counter sales representatives were not licensed insurance salespersons. Details of those actions appear below. A final order of dismissal has been entered in one of the actions, which is pending in Alabama. The case is now on appeal. The remaining case, pending in Illinois, has been stayed until resolution of an appeal following a dismissal of a similar claim brought against another rental car company. Other similar actions in Alabama and Wisconsin have been concluded and/or dismissed with no finding of liability to our company.

     In September 1997, Ben C. Martin, Archie Powell, William Johnson, individually and on behalf of all others similarly situated v. Alamo Rent-A-Car, Inc., National Car Rental Systems, Inc. and certain other car rental companies was commenced in Circuit Court of Mobile County, Alabama. This case purports to be a class action on behalf of all persons in the United States who rented from defendants and, as part of that rental, purchased optional insurance products. We and the other defendant car rental companies removed the action to the United States District Court for the Southern District of Alabama (Mobile). The plaintiffs moved to remand and, after a court-imposed stay of the proceedings, the case was remanded to the Circuit Court of Mobile County, Alabama. In December 1999, we filed a Motion For Judgment on the Pleadings -- similar to a motion previously filed and granted in the Leonard case, described below. In February 2000, the Court dismissed the plaintiffs' case with prejudice. The plaintiffs subsequently filed a Notice of Appeal which was dismissed because it was untimely filed. Accordingly, this matter has now been successfully concluded.

     In October 1997, Shannon Leonard, Theresa Moore and Coley Whetstone, Jr. v. National Car Rental Systems, Inc. and certain other car rental companies was commenced in Circuit Court of Coosa County, Alabama. We and the other defendant car rental companies removed the action to the United States District Court for the Middle District of Alabama, Northern Division (Montgomery). Leonard purports to be a class action on behalf of all persons in the United States who rented from the defendants and, as part of that rental, purchased optional insurance products. We and the other defendant car rental companies filed a series of motions which sought dismissal of the various causes of action based upon the judge's initial ruling that a private right of action does not exist under Alabama law for the alleged unlicensed sale of insurance. A final order of dismissal was entered in January of 2000 and the plaintiffs subsequently filed a Notice of Appeal to the U.S. Court of Appeals for the Eleventh Circuit in Atlanta, Georgia. Oral argument was held on October 25, 2000. No decision has been issued.

     In April 1998, Angela Godfrey, individually and on behalf of all others similarly situated v. Alamo Rent-A-Car, Inc. and a company that issued the subject insurance policy was commenced in the Circuit Court of Cook County, Illinois. The case purports to be a class action on behalf of all persons in Illinois who rented from Alamo and who purchased optional insurance products. We removed the action to the United States District Court for the Northern District of Illinois. In September 1999, the case was remanded to the Circuit Court of Cook County, Illinois following the granting of plaintiff's motion to remand. The Circuit Court has stayed further proceedings pending the outcome on appeal of a similar case brought against another car rental company in which another judge in the Circuit Court of Cook County had granted that company's motion to dismiss. While the matter currently remains stayed, in February 2001, an appellate court partially overturned the dismissal in the related action and remanded the matter back to the trial court for further proceedings.

     In March 2000, National Car Rental Systems, Inc. and another car rental company were sued in a class action in a California state court under California's Private Attorney General statute. The suit contends that the vehicle refueling provisions in National's rental agreement that set forth the renter's fuel options are materially misleading. In a similar case brought against another rental car company in 1998, the California Court of Appeals, First Appellate District in March 2000 sustained in part and reversed in part the trial court's entry of judgment in favor of that rental car company and ordered the matter remanded with respect to the plaintiff's challenge of the manner in which that company discloses and explains its fuel service charge, but upheld the trial court's ruling that such refueling charges were permissible under California law if properly disclosed.

     In February 2000, a patent infringement suit was filed in the U.S. District Court for the Eastern District of Texas by Allan Konrad who holds three patents allegedly covering certain aspects of client service technology and a fourth patent allegedly covering e-commerce. Thirty-nine companies including our former Parent, AutoNation, are co-defendants in this litigation. Mr. Konrad contends that the defendants are violating his four patents through their Internet/Intranet applications and e-commerce initiatives. Konrad is seeking damages in the form of reasonable royalties and/or licensing fees from defendants for their past alleged infringement and an injunction against defendants from further infringement. Defendants are seeking a defense and indemnity from the suppliers who provided the allegedly infringing products and services. The technology covered in the Konrad patents relates to computer system configuration and a method of using that configuration. More specifically, a local host (personal workstation), remote host (server), a network connecting the local host to the remote host, and various computer service functionalities are claimed to be covered by these patents. Technology of this type is widely used by all e-commerce providers, including our company, and continued use is required. Although we are not a defendant in this action, we may have indemnification obligations owing to AutoNation in the event Konrad is successful. In March 2001, a Special Master appointed by the trial judge issued a Markman determination which if upheld would result in a finding of no infringement.

     In May 2000, a jury returned a verdict against Alamo for approximately $5.2 million in an action brought by Gerrit Dieperink, individually and as personal representatives of his wife's estate arising out of her murder. She and her husband, Danish tourists, while driving an Alamo rental car, got lost and ended up at a gas station in Liberty City (Miami). A man trying to rob her killed her. The claim was that Alamo should have warned them to avoid Liberty City because it was a high crime area and dangerous for tourists. The court denied Alamo's post-trial motions and entered final judgement according to the verdict. On January 10, 2001, the Company filed its appeal with Florida's District Court of Appeal (Third District).

     In November 2000, National Car Rental Systems, Inc. and Alamo Rent-A-Car along with all of the major car rental companies were sued in California state court in a class action lawsuit. The Plaintiffs' allege that the rental car companies failed to adequately display a disclaimer relating to the sale of collision damage waiver (CDW) as required by statute. The lawsuit further contends that rental car companies have not given adequate oral disclosures at time of rental also as set forth by statute. National and Alamo have filed demurrers requesting the matter be dismissed on the ground that the statutes do not provide a private right of action.

     We believe we have meritorious defenses in the foregoing actions and will defend ourselves vigorously.

     In addition to the matters described above, we are a party to various legal proceedings which have arisen in the ordinary course of our business. While we cannot predict the results of any of these matters with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our results of operations or financial condition. However, an unfavorable resolution of any matter individually or any number of matters in the aggregate could materially adversely affect our results of operations or cash flows for the quarterly periods in which they are resolved.

     In addition, as discussed in the section titled Automotive Regulations beginning on page 10, Alamo and a number of our competitors are subject to a consent decree with the Federal Trade Commission that requires certain disclosures to customers at each stage of the rental transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     Since July 3, 2000, our common stock has traded on the Nasdaq National Market System under the symbol "ANCX". Previously we were a wholly owned subsidiary of AutoNation. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported by the Nasdaq.

2000                                                          HIGH     LOW
- ----                                                          -----   -----
Third Quarter...............................................  $7.56   $4.50
Fourth Quarter..............................................  $7.00   $2.94

     On March 16, 2001, the closing price of our common stock was $2.56 per share as reported by the Nasdaq. On March 16, 2001, there were approximately 45,500 stockholders.

     We have not declared or paid any cash dividends on our common stock since our spin-off from AutoNation on June 30, 2000. We currently intend to retain our earnings for future growth and, therefore, we do not anticipate paying cash dividends in the foreseeable future. In addition, our credit facilities restrict our ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected consolidated statement of operations and balance sheet data of our company for the periods and the dates indicated. We derived the selected operations statement data for 2000, 1999, and 1998, and the selected balance sheet data at December 31, 2000 and 1999 presented below, from our Consolidated Financial Statements included elsewhere in this Form 10-K. We derived our selected statement of operations data for 1997 and 1996 and the selected balance sheet data as of December 31, 1998 and 1997 from our consolidated financial statements for those periods, not included herein, all of which have been audited by Arthur Andersen, LLP, independent certified public accountants. We derived our balance sheet data at December 31, 1996 from our unaudited consolidated financial statements, which in our opinion reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of this data.

     You should read the selected consolidated financial data below in conjunction with our Consolidated Financial Statements and notes thereto as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 included elsewhere in this Form 10-K and our "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     All historical share and per share data included in the Consolidated Statements of Operations and Comprehensive Income has been retroactively adjusted for the recapitalization of the former Parent's 100 shares of common stock into 45,142,728 shares of Common Stock on June 30, 2000 as more fully described in Note 7 of the Notes to Consolidated Financial Statements.

     Basic earnings per share are calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. Due to the net loss for the year ended December 31, 2000, the stock options were not dilutive. For each of the four years ended December 31, 1999, there was no dilutive effect from stock options, as there were no stock options outstanding.

     Statement of operations and balance sheet data is as follows for the period presented, in millions (except per share amounts):

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------
                                           2000       1999       1998       1997       1996
                                         --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenue................................  $3,532.0   $3,542.3   $3,453.6   $3,055.1   $2,699.4
Income (loss) before extraordinary
  charges..............................      (2.0)     (69.4)     108.8       53.7      (49.9)
Net income (loss)......................      (2.0)     (71.0)     108.8       51.2      (80.4)
Earnings (loss) per share:
  Basic................................  $  (0.04)  $  (1.57)  $   2.41   $   1.13   $  (1.78)

                                                         AS OF DECEMBER 31,
                                       -------------------------------------------------------
                                         2000       1999       1998       1997        1996
                                       --------   --------   --------   --------   -----------
                                                                                   (UNAUDITED)
BALANCE SHEET DATA:
Total assets.........................  $6,537.6   $6,349.5   $6,252.6   $5,870.3    $4,669.4
Vehicle debt.........................   4,228.9    4,531.6    4,377.9    4,172.1     3,380.4
Other debt...........................     276.7      107.4      132.0       90.8        71.4
Shareholders' equity.................     892.6      726.6      738.7      526.2       330.9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K.

OVERVIEW

     Prior to June 30, 2000, we were a wholly owned subsidiary of AutoNation, Inc. ("AutoNation" or "former Parent"). AutoNation announced its intention to separate its automotive rental business from its automotive retail business in August 1999, and in September 1999, announced its intention to distribute its entire interest in us to AutoNation's stockholders on a tax-free basis (the "Distribution"). On May 31, 2000 AutoNation's board of directors approved the spin-off and set a record date of June 16, 2000 and a distribution date of June 30, 2000. The Distribution occurred on June 30, 2000 at which point we became an independent, publicly owned company. In connection with the Distribution we entered into agreements with AutoNation, which provide for the separation of our business from AutoNation's and govern various interim and ongoing relationships between the companies.

     As a wholly owned subsidiary of AutoNation, we received services from AutoNation which supported our accounting, auditing, cash management, corporate communications, corporate development, facilities management, finance and treasury, human resources and benefit plan administration, information technology, insurance and risk management, legal, payroll, purchasing and tax operations. AutoNation also provided us with the services of a number of its executives and employees. In consideration for these services, AutoNation allocated to us a portion of its overhead costs related to these services. These allocations were historically based on the proportion of our invested capital to the consolidated invested capital of AutoNation and its subsidiaries, including our company, and based upon various proportional cost allocation methods. We believe that the amounts allocated to us in 1999 were no less favorable than costs we would have incurred to obtain these services on our own or from unaffiliated third parties. No amounts have been allocated in 2000.

     The historical consolidated financial information included in this filing does not necessarily reflect what our consolidated financial position, results of operations and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented.

GENERAL

     We rent vehicles on a daily or weekly basis to leisure and business travelers principally from on-airport or near-airport locations through Alamo and National, and to local customers who need replacement or daily rental vehicles from locations in neighborhood areas through Alamo Local Market Division, formerly known as CarTemps USA. We operate primarily in the United States, Europe and Canada. We generate revenue primarily from vehicle rental charges and the sale of ancillary rental products. Approximately 86% of our revenue is derived from vehicle rental charges with the remaining 14% derived from the sale of liability and other accident protection products, fuel usage fees, and customer convenience products including vehicle upgrades, additional or underage driver privileges, infant seat rentals, cellular phone rentals and ski rack rentals.

     Cost of operations consists primarily of vehicle depreciation, interest on vehicle debt and other operating expenses including vehicle lease expense, personnel, insurance, fleet maintenance and rental location occupancy costs. Vehicle depreciation is one of the largest components of our cost of operations and it is materially affected by vehicle manufacturers' repurchase programs. Repurchase prices under repurchase programs are based on either (1) a predetermined percentage of a vehicle's original cost and the month in which the vehicle is returned or (2) the original cost less a set monthly depreciation amount. Repurchase programs limit the risk of market value decline at the time of vehicle disposition. Approximately 92% of our model year 2000 purchases for the airport operations of Alamo and National North America were acquired under manufacturer repurchase programs and not subject to residual value risk. As of December 31, 2000, 86% of our combined world-wide fleet was covered by repurchase programs or were leased and not subject to residual value risk.

CONSOLIDATED RESULTS OF OPERATIONS

     A summary of our operating results and key operating statistics is as follows for each of the three years ended December 31 (dollars in millions except revenue per day):

                                         2000       %       1999       %       1998       %
                                       --------   -----   --------   -----   --------   -----
Revenue..............................  $3,532.0   100.0   $3,542.3   100.0   $3,453.6   100.0
Expenses:
  Cost of operations.................   2,755.5    78.0    2,775.4    78.3    2,613.5    75.7
  Selling, general and
     administrative..................     706.0    20.0      776.8    21.9      637.0    18.4
  Amortization of intangible
     assets..........................      10.0     0.3        9.9     0.3        9.4     0.3
  Transition cost/restructuring......      17.7     0.5       40.5     1.1         --      --
  AutoNation incremental overhead
     allocations.....................        --      --       16.0     0.5       14.8     0.4
                                       --------   -----   --------   -----   --------   -----
Operating income (loss)..............  $   42.8     1.2   $  (76.3)   (2.1)  $  178.9     5.2
                                       ========   =====   ========   =====   ========   =====
KEY STATISTICS:
Revenue per day(1)...................  $  36.02           $  35.73           $  35.93
Charge days (in millions)............      96.6               97.4               94.6
Average fleet........................   333,921            338,609            333,181
Fleet utilization....................      79.0%              78.8%              77.8%

- ---------------

(1) Revenue per day represents the average revenue recorded per vehicle, per day.

  Years Ended December 31, 2000 and 1999

     Revenue

     Revenue was $3.532 billion for the year ended December 31, 2000 and $3.542 billion for the year ended December 31, 1999. The decrease in revenue of $10.3 million or 0.3% is primarily due to lower charge day volume of 0.9% or $30.7 million, the unfavorable effect of foreign exchange movement of 0.8% or $27.8 million and lower licensee and other changes of 0.2% or $7.6 million. Offsetting the decreases was improved revenue per day, net of foreign exchange, of 1.6% or $55.8 million.

     The most significant declines in charge day volume for the year over year period were primarily realized in our Alamo Local Market Division, formally known as CarTemps USA, and our National brands. The decline in our Alamo Local Market Division was due to a loss of market share in the insurance replacement market volumes. The decline in charge days at National largely resulted from our repositioning National as a premium car rental brand and de-emphasizing its focus on lower margin affinity business. Volume losses experienced by National this year were anticipated as we repositioned National from a pricing perspective. We believe the re-positioning is complete and anticipate National will begin to show improvement in charge day volumes.

     The overall pricing environment in the domestic airport market has been extremely competitive during the second half of 2000. This environment has continued into the first quarter of 2001. Although there have been indications of price improvement in certain markets, we cannot assure you that these improvements will continue into the remaining quarters of 2001.

     Much of the price competition has been in the time and mileage rates, the base daily rate a customer is charged. During 2000, the sale of incremental products and services, such as liability and other accident protection products, fuel usage fees, and customer convenience products, increased approximately 9% compared to the prior year to approximately 14% of total revenue. The increase in the sale of incremental products and services comprise a majority of the increase in revenue per day for 2000 as compared to 1999.

     Cost of Operations

     Cost of operations was $2.756 billion for the year ended December 31, 2000 and $2.775 billion for the year ended December 31, 1999. The decrease resulted from lower fleet expenses of $2.1 million and lower other operating costs of $17.8 million. As a percentage of revenue, cost of operations was 78.0% for the year ended December 31, 2000 and 78.3% for the year ended December 31, 1999.

     The year to year reduction in fleet expense of $2.1 million is the result of decreasing fleet size due to softer demand, as measured by charge days, of $14.0 million, the benefit of improved utilization of $3.8 million, and the favorable effect of foreign exchange movement of approximately $11.0 million, offset by increased fleet operating costs of $26.7 million including, among other things, higher depreciation on a per unit basis due to higher new vehicle prices as well as a change in the relative mix of the fleet. We continually evaluate market conditions as a basis of determining our fleet size and relative mix of vehicles and may from time to time resize our fleet to meet current demands. However, a combination of increased new vehicle manufacturer prices and our relative mix of fleet may cause an overall higher average fleet expense in future quarters.

     The decline in other operating costs of $17.8 million in 2000 is due to the favorable effects of foreign exchange movement of approximately $11.5 million and the result of lower transaction-related costs including insurance and airport-agency fees offset by higher personnel cost and facility cost. Additionally, 1999 included certain additional charges related to our restructuring plan including a $14.3 million charge related to the re-negotiation of certain international supply agreements and a $4.1 million charge related to the costs of employee retention payments. Please refer to our discussion of Transition Cost and Restructuring costs in the following paragraphs.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $706.0 million for the year ended December 31, 2000 and $776.8 million for the year ended December 31, 1999. As a percentage of revenue, selling, general and administrative expenses were 20.0% for the year ended December 31, 2000 and 21.9% for the year ended December 31, 1999. The lower selling, general and administrative expenses as a percentage of revenue and in aggregate dollars of $70.8 million is due to the benefits realized from the consolidation of our headquarters operations, coupled with lower variable selling expenses. In addition, favorable effects of foreign exchange movements decreased selling, general and administrative expense by approximately $5.7 million.

     In addition, the 1999 period included incremental provisions related to allowances for doubtful accounts on certain past due receivables approximating $35.0 million, higher than normal information system costs in part related to the implementation and remediation of Odyssey, and higher selling and marketing expenses for National in order to regain previously lost market share.

     During the first quarter of 2001, as part of a cost reduction plan, we reduced our workforce in excess of 700 people with total annual expense approximating $25.0 million. The severance related to those terminations approximated $2.0 million. The severance will be expensed in the first quarter 2001 operating results. To the extent we seek to further reduce costs we may be required to incur additional charges to earnings in future quarters.

     Transition Cost

     We incurred approximately $17.7 million of transition costs for the year ended December 31, 2000. These costs related to the consolidation of headquarter operations to Fort Lauderdale and were not previously accruable as part of the fourth quarter 1999 restructuring charge. Transition costs are primarily comprised of employee retention bonuses, support for information systems, and personnel costs related to hiring, relocation and training.

     Restructuring

     During the year ended December 31, 1999, we approved and implemented a plan to restructure certain of our operations. Included in the plan were actions to
(1) consolidate our North American headquarters, (2) reduce non-field headcount as a result of the consolidation of the North American headquarters, (3) renegotiate some of our existing international vehicle supply agreements and reduce our fleet and (4) exit and consolidate certain unprofitable or marginally profitable operating locations both domestically and internationally.

     In connection with this plan, we recorded a restructuring charge of $40.5 million during the fourth quarter of 1999. The primary components of this charge are: $12.8 million for severance payments related to the closure of our Minneapolis headquarters; $5.2 million related to asset impairments for idled and exited facilities; $3.3 million related to non-cancelable facility leases in North America; $13.6 million related to the closure and disposition of certain unprofitable international operations; $4.7 million related to non-cancelable facility leases in our international operations; and $0.9 million of other restructuring related costs.

     At December 31, 2000, $8.8 million remains accrued relative to the 1999 plan consisting primarily of severance and continuing lease obligations. The remaining severance accrual of $3.8 million is expected to be substantially paid by the end of the third quarter of 2001. Certain lease commitments will extend to the remainder of the applicable lease term. We charged $12.9 million to these reserves during the year ended December 31, 2000. The charges were primarily comprised of severance and rent paid during the year. During the year we made additional provisions for the payment of retention bonuses. Retention bonuses included as a component of transition costs in selling, general and administrative expenses approximated $8.6 million for the year ended December 31, 2000.

     During the year ended December 31, 2000, we recognized a charge to selling, general, and administrative expenses of approximately $2.1 million, related to the termination of certain additional executive and international management personnel, which did not previously qualify for liability recognition as of December 31, 1999. Separately, in 2000 we sold our ownership in the Australian operations to an unrelated third party. The sale did not result in a significant gain or loss. Reserves approximating $0.9 million, that were provided as part of the fourth quarter 1999 restructuring, were reversed during 2000, reducing selling, general and administrative expenses.

     Interest Income

     Interest income was $5.1 million for the year ended December 31, 2000 and $1.3 million for the year ended December 31, 1999. The increase in interest income is due primarily to interest bearing assets contributed as part of the contributed insurance subsidiary from our former Parent. During the third and fourth quarters, investments consisting of Government debt securities, asset-back securities, and corporate debt securities were converted into cash. The conversion did not result in significant gain or loss.

     Interest Expense

     Interest expense was $42.8 million for the year ended December 31, 2000 and $14.3 million for the year ended December 31, 1999. The increase in interest expense is due primarily to interest and debt issue costs related to our interim financing and our revolving credit facilities. Amortization of debt issue costs relative to these facilities approximated $13.4 million and was incurred during the third and fourth quarters of 2000.

     Provision (Benefit) for Income Taxes

     The provision (benefit) for income taxes was $3.8 million for the year ended December 31, 2000 and $(18.8) million for the year ended December 31, 1999. The increase in tax expense is due to an increase in pre-tax income from operations.

     AutoNation Incremental Corporate Overhead Allocation

     In 1999, our former Parent allocated certain general and administrative expenses to us. Such allocations were based upon the ratio of our invested capital to our parent's consolidated invested capital and were $16.0 million for the year ended December 31, 1999. In addition to these allocations, during the year ended December 31, 1999, AutoNation also allocated to us $19.4 million of cost from certain centralized corporate functions. These allocations were based on various proportional cost allocation methods and are included in selling, general and administrative expenses for 1999. These combined allocations approximate our estimate of AutoNation's corporate overhead required to support our operations. We believe these allocations in 1999 were reasonable. No amounts have been allocated in 2000.

     Extraordinary Charges

     In connection with the termination of certain commercial paper programs and other debt extinguishments, we recorded extraordinary charges, net of income taxes, of approximately $1.6 million in the fourth quarter of the year ended December 31, 1999. These charges include the write-off of debt issue costs and other related fees.

  Years Ended December 31, 1999 and 1998

     Revenue

     Revenue was $3.542 billion for the year ended December 31, 1999, and $3.454 billion for the year ended December 31, 1998. The increase in 1999 over 1998 of $88.7 million or 2.6% is due to a 3.2% increase in volume offset by a 0.6% reduction in price.

     Cost of Operations

     Cost of operations was $2.775 billion for the year ended December 31, 1999 and $2.614 billion for the year ended December 31, 1998. As a percentage of revenue, cost of operations was 78.3% for the year ended December 31, 1999 and 75.7% for the year ended December 31, 1998. The increase in cost of operations of $161.9 million for 1999 is due to higher fleet costs of $91.4 million and other operating costs of $70.5 million. The increase in fleet costs for 1999 is due primarily to a larger fleet at a higher cost per day. The increase in other operating costs is due to higher personnel, variable transaction and facility costs and costs related to our restructuring plan, as previously discussed. The increase in costs of operations as a percentage of revenue in 1999 is due to higher fleet costs and the recognition of the non-recurring restructuring expense in 1999 combined with a slightly lower average rental rate in 1999 compared to 1998.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $776.8 million for the year ended December 31, 1999 and $637.0 million for the year ended December 31, 1998, or, as a percentage of revenue, 21.9% for the year ended December 31, 1999 and 18.4% for the year ended December 31, 1998. The increase in 1999 over 1998 in aggregate dollars and as a percentage of revenue is primarily due to provisions for allowances for doubtful accounts, increased information system costs in part associated with the implementation and remediation of Odyssey, higher selling and marketing expenses and higher commissions, as previously discussed.

     Restructuring and Other Charges

     For a discussion of the 1999 Restructuring Plan please refer to the discussion of the "Consolidated Results of Operations" for the years ended December 31, 2000 and 1999.

     AutoNation Incremental Overhead Allocation

     AutoNation incremental overhead allocations include allocations to us of AutoNation's general and administrative expenses not specifically attributable to its operating subsidiaries. Such allocations are based upon the ratio of our invested capital to AutoNation's consolidated invested capital and were $16.0 million for the year ended December 31, 1999 and $14.8 million during the year ended December 31, 1998. In addition to these allocations, during the years ended December 31, 1999 and 1998, AutoNation also allocated to us $19.4 million and $15.2 million, respectively, of cost from certain centralized corporate functions. These allocations were based on various proportional cost allocation methods and are included in selling, general and administrative expenses. These combined allocations approximate our estimate of AutoNation's corporate overhead required to support our operations. We believe these allocations are reasonable.

     Interest Income

     Interest income was $1.3 million for the year ended December 31, 1999, and $1.4 million for the year ended December 31, 1998. The decrease in interest income was primarily due to lower average cash balances on hand during 1999 and 1998.

     Interest Expense

     Interest expense was $14.3 million for the year ended December 31, 1999, and $8.0 million for the year ended December 31, 1998. The increase in 1999 over 1998 is primarily due to borrowings under various credit facilities to fund expansion of international operations.

     Income Taxes

     The provision (benefit) for income taxes was $(18.8) million for the year ended December 31, 1999, and $61.3 million for the year ended December 31, 1998. The effective income tax rate was a benefit of 21.3% for the year ended December 31, 1999, and provision of 36.0% for December 31, 1998. The difference in our 1999 rate compared to our 1998 rate is primarily due to the impact of non-deductible items.

QUARTERLY RESULTS OF OPERATIONS

     The following sets forth our summary quarterly results of operations for the years ended December 31, 2000 and December 31, 1999 (dollars in millions except revenue per day):

                          FIRST              SECOND             THIRD              FOURTH              FULL
                         QUARTER      %     QUARTER      %     QUARTER      %     QUARTER      %       YEAR       %
                         --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
2000
Revenue................  $  810.6   100.0   $  910.6   100.0   $1,005.7   100.0   $  805.1   100.0   $3,532.0   100.0
Expenses:
  Cost of operations...     652.4    80.5      683.6    75.1      737.1    73.3      682.4    84.8    2,755.5    78.0
  Selling, general and
    administrative.....     184.8    22.8      185.2    20.3      165.8    16.5      170.2    21.1      706.0    20.0
  Amortization of
    goodwill...........       2.5     0.3        2.5     0.3        2.5     0.2        2.5     0.3       10.0     0.3
  Transition cost......       7.4     0.9        8.3     0.9        2.0     0.2         --      --       17.7     0.5
                         --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Operating income
  (loss)...............  $  (36.5)   (4.5)  $   31.0     3.4   $   98.3     9.8   $  (50.0)   (6.2)  $   42.8     1.2
                         ========   =====   ========   =====   ========   =====   ========   =====   ========   =====
KEY STATISTICS
Revenue per day(1).....  $  36.46           $  36.38           $  36.42           $  34.73           $  36.02
Charge days (in
  millions)............      22.0               24.6               27.2               22.8               96.6
Average fleet..........   309,675            339,822            362,312            323,874            333,921
Fleet utilization......      77.8%              79.6%              81.6%              76.6%              79.0%

                          FIRST              SECOND             THIRD              FOURTH              FULL
                         QUARTER      %     QUARTER      %     QUARTER      %     QUARTER      %       YEAR       %
                         --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
1999
Revenue................  $  791.0   100.0   $  892.7   100.0   $1,023.3   100.0   $  835.3   100.0   $3,542.3   100.0
Expenses:
  Cost of operations...     630.9    79.8      681.5    76.3      761.3    74.4      701.7    84.0    2,775.4    78.3
  Selling, general and
    administrative.....     162.7    20.6      179.2    20.1      225.0    22.0      209.9    25.1      776.8    21.9
Amortization of
  goodwill.............       2.4     0.3        2.5     0.3        2.5     0.2        2.5     0.3        9.9     0.3
Restructuring..........        --      --         --      --         --      --       40.5     4.9       40.5     1.1
AutoNation incremental
  overhead
  allocations..........       4.0     0.5        4.0     0.4        4.0     0.4        4.0     0.5       16.0     0.5
                         --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Operating income
  (loss)...............  $   (9.0)   (1.2)  $   25.5     2.9   $   30.5     3.0   $ (123.3)  (14.8)  $  (76.3)   (2.1)
                         ========   =====   ========   =====   ========   =====   ========   =====   ========   =====
KEY STATISTICS
Revenue per day(1).....  $  34.95           $  35.45           $  36.31           $  36.09           $  35.73
Charge days (in
  millions)............      22.2               24.7               27.7               22.8               97.4
Average fleet..........   320,532            343,799            366,221            323,884            338,609
Fleet utilization......      77.1%              79.0%              82.3%              76.4%              78.8%

- ---------------

(1) Revenue per day represents the average revenue recorded per vehicle per day.

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

  2000 versus 1999

     Revenue on a quarter over quarter basis increased 2.5% in the first quarter and 2.0% in the second quarter, and decreased 1.7% in the third quarter and 3.6% in the fourth quarter. Rental revenue per day on a quarter over quarter basis increased 4.3% in the first quarter, 2.6% in the second quarter and 0.3% in the third quarter, and decreased 3.8% in the fourth quarter. The increase in rental revenue per day in the first and second quarter is due to the repositioning of our brands from a pricing perspective as well as management pricing decisions. The flat to lower rental revenue per day in the third and fourth quarter is due to the extremely competitive pricing environment in the domestic airport market. Rental volume, as measured by charge days, on a quarter over quarter basis decreased 1.5% in the first quarter, 0.4% in the second quarter and 1.8% in the third quarter, and increased 0.4% in the fourth quarter. The volume decrease was primarily realized at our Alamo Local Market Division, formally known as CarTemps USA, and our National brands for reasons similar to those previously discussed.

     Cost of operations on a quarter over quarter basis increased 3.4% in the first quarter and 0.3% in the second quarter, and decreased 3.2% in the third quarter and 2.8% in the fourth quarter. The increase in the first quarter is primarily due to higher fleet costs and costs related to the fleet reductions primarily incurred in January 2000. The declines in the third and fourth quarter are due to the similar reasons previously addressed in our discussion of operating results for the years ended December 31, 2000 versus 1999. In addition, the fourth quarter results were negatively impacted by higher fleet inventories in North America.

     Selling, general and administrative expenses on a quarter over quarter basis increased 13.7% in the first quarter and 3.3% in the second quarter and decreased 26.3% in the third quarter and 18.9% in the fourth quarter. The increase in the first and second quarter is due to increased selling and marketing costs. Selling, general and administrative expense was lower in the third and fourth quarters due to benefits resulting from the consolidation of our headquarters operations and lower variable selling and advertising expenses due to our lower volumes and spending.

     Selling, general and administrative expenses in the third and fourth quarters of 1999 included certain charges of approximately $20.0 million in the third quarter and $15.0 million in the fourth quarter related to allowances for doubtful accounts, increased benefits costs related to former Parent and predecessor entity benefit plans, and higher marketing costs for National in order to regain previously lost market share.

     For a discussion of transition costs and restructuring costs please refer to our discussion contained in the "Consolidated Results of Operations" for the years ended December 31, 2000 and 1999 of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

     Our capital structure consists of vehicle debt, non-vehicle debt (also referred to as "other debt"), and equity contributed to us by our former Parent.

     Vehicle debt represents our debt programs used to finance our fleet and consists of: (1) commercial paper programs; (2) asset-backed medium-term note programs; (3) and various other committed and uncommitted fleet facilities used to fund our European operations.

     Our non-vehicle financing consists of: (1) a three-year secured revolving credit facility; (2) a one-year supplemental revolving credit facility, which converts to a two-year term note; (3) an interim loan agreement; (4) notes payable to a vehicle manufacturer used for working capital; (5) a seller-financed acquisition note payable; (6) and varied international working capital arrangements related to our European and Canadian operations.

  Vehicle Debt

     As of September 30, 2000 our commercial paper program was approximately $1.84 billion and consisted of a $1.14 billion single-seller commercial paper program and two bank-sponsored multi-seller commercial paper conduit facilities totaling $700.0 million.

     Borrowings under this program are secured by eligible vehicle collateral and bear interest at market based commercial paper rates. In October we terminated commitments of $400.0 million of the bank-sponsored multi-seller commercial paper conduit facilities, which were used to finance our seasonal fleet needs. The remaining $300.0 million matured on November 30, 2000 and was repaid. This capacity is seasonal and is not required during our off-peak period.

     The $1.14 billion single-seller commercial paper program, which matures on May 11, 2001, is supported by $1.095 billion of bank lines of credit which provide liquidity backup for the facility, as well as $45.0 million of restricted cash, which provides credit enhancement and additional liquidity. The $45.0 million of restricted cash was invested in September 2000 and replaced $45.0 million of letters of credit, which were terminated on September 22, 2000.

     We expect that upon the May 11, 2001 maturity the $1.14 billion single-seller commercial paper program will be refinanced though a combination of other asset-backed facilities which may include, among other things, a resized commercial paper facility and an auction-rate note program. Separately, we will need to secure additional financing to meet our peak seasonal requirements. We currently anticipate meeting our peak seasonal requirements through a combination of commercial paper facilities and an auction-rate note program. We expect the auction-rate note program to have similar characteristics to our other asset-backed medium-term note facilities with a floating rate. Should we be unable to fund this peak seasonal requirement we may operate a smaller vehicle fleet during the second and third quarters of 2001 as compared to prior years.

     Our medium-term note financings mature at various dates through 2004 and totaled $3.5 billion as of December 31, 2000 of which $500.0 million was issued on June 30, 2000. We are currently in the process of refinancing certain of our medium-term notes that amortize through August of 2001. We currently expect to refinance the maturing note with a similar sized medium-term note with substantially the same terms and conditions. We believe the interest rate on the new facility will approximate those of other vehicle asset-backed securities.

     As an independent public company, we have a limited operating history and credit standing. We historically have received, and for a limited time will continue to receive various credit support from our former Parent in connection with our revenue earning vehicle financing programs. Due to our separation from our former Parent we have modified and will continue to modify our existing financing programs and enter into new financing programs. These changes to our financing programs have resulted in a higher cost of capital following the separation. We cannot assure you that we will be able to modify our existing financing programs or enter into new ones on terms as favorable.

  Non-vehicle Debt

     During the year, we entered into a three-year secured revolving credit facility of up to $175.0 million at a floating rate, initially based upon a spread of 2.75% above LIBOR. We also have entered into a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million and (2) an amount equal to $175.0 million less the borrowing base of the $175.0 million secured revolving credit facility. As of December 31, 2000, the borrowing base under the $175.0 million secured revolving credit facility approximated $98.5 million, of which approximately $30.5 million was used to support outstanding letters of credit. As of February 28, 2001, the borrowing base under the $175.0 million secured revolving credit facility approximated $99.2 million, of which approximately $32.7 million was used to support outstanding letters of credit. In connection with the consummation of the sale and leaseback transaction the borrowing base decreased by approximately $41.0 million. For further discussion of the sale and leaseback transaction, please refer to the "Financing Requirements" discussion of this section. The supplemental secured revolving credit facility has a term of one year, and will be available until no later than May 31, 2001 to the extent there is no availability for borrowings under the $175.0 million secured revolving credit facility. Any amounts outstanding under the supplemental secured revolving credit facility on its one year maturity date will be converted into a term loan maturing on May 31, 2003. Interest on the supplemental secured revolving credit facility will be payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October commencing October 1, 2000. As of December 31, 2000, $17.0 million was outstanding under the secured revolving credit facility; there were no amounts outstanding under the supplemental secured revolving credit facility. As of February 28, 2001, $42.0 million was outstanding on the secured revolving credit facility; there were no amounts outstanding under the supplemental secured revolving credit facility.

     We also entered into an agreement with a lender on June 30, 2000 for interim financing of $225.0 million in connection with our separation from our former Parent. The initial term of the interim financing is 12 months. The interest rate on the interim financing is fixed at 13.5% during the term. The interim financing requires us to pay commitment fees totaling up to $22.0 million, $17.0 million of which was paid through December 31, 2000. An additional fee of $5.0 million was paid on March 31, 2001. If we do not refinance the interim financing by June 30, 2001, the interim financing will extend into a six year term loan and we will be obligated to issue warrants representing up to 7.5% of our fully diluted capital stock and pay a fee approximating 3.0% of the principal remaining outstanding under the interim financing. The term loan would bear interest at an increasing rate starting at 13.5% and increase by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed rate note with a similar maturity. The warrants would have a term of 10 years and would have an exercise price of $.01 per share. The fair value of the warrants on the date of issuance would be treated as a note discount and would be amortized as a component of interest expense over the term of the refinancing. In September 2000 we repaid $25.0 million of the interim loan and on December 31, 2000 and February 28, 2001 $200.0 million remained outstanding. We are required to file registration statements with the Securities and Exchange

Commission which will register the fixed rate notes referred to above and the shares of common stock issuable upon the exercise of the warrants. To the extent we do not file these registration statements or they are not declared effective within certain time constraints we will be required to pay penalties. In connection with the consummation of our sale leaseback transaction in March 2001, we would have been obligated to use the proceeds to prepay the interim financing. As part of an amendment to such facility, the lender agreed that such proceeds could be used for general corporate purposes and that on September 30, 2001 we would be required to prepay the interim financing by approximately $70.0 million.

     Separately, we use interest rate derivative financial instruments to manage the impact of interest rate changes on our variable rate debt. These derivative instruments consist of interest rate caps and floors. The amounts exchanged by the counterparties are based upon the notional amounts and other terms, generally related to interest rates. Notional principal amounts related to interest rate caps and floors as of December 31, 2000 were $1.75 billion and $800.0 million, respectively. The interest rate caps and floors effect a weighted average interest rate of 6.15% as of December 31, 2000. Variable rates on the interest rate caps and floors are indexed to LIBOR. Including our interest rate derivatives, our ratio of fixed interest rate debt to total debt outstanding was 82% as of December 31, 2000.

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

     In the normal course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. To date, we have satisfied financial responsibility requirements for regulatory agencies and insurance companies by making cash deposits, obtaining surety bonds or by obtaining bank letters of credit. At December 31, 2000, we had outstanding surety bonds of approximately $139.1 million, the majority of which expire during 2001, and letters of credit totaling $30.5 million. Because of our financial performance and a difficult surety market we currently expect to provide a security interest junior to that granted under our credit facilities in the amount of our outstanding surety bonds. We also expect to agree to certain limits on the amount of senior secured debt we could incur without obtaining the consent of our surety. Continued losses in excess of our plan will adversely affect our financial condition and our ability to maintain or renew these surety bonds. In addition, we can not assure you that our primary surety provider will continue to consent to maintaining these surety bonds or provide new bonds or renew existing bonds as needed, which could have a material adverse effect on our business, consolidated results of operations and/or our financial condition.

  Capital Contributions

     In connection with our spin-off from our former Parent, AutoNation contributed certain assets and liabilities to us. Such contributions included
(i) cash approximating $204.4 million, (ii) an insurance subsidiary with a net deficit of $39.1 million and (iii) the current portion of taxes payable and certain other non-cash liabilities approximating $6.7 million. The shareholders' equity balance is subject to further adjustment pending potential changes in estimated shared assets and liabilities between AutoNation and us as well as certain other matters. During the three months ended September 30, 2000 we reimbursed AutoNation $4.6 million in cash due to changes in the estimated shared assets and liabilities between our companies. For the three months ended December 31, 2000 we settled certain non-cash liabilities with AutoNation approximating $2.5 million.

  Financing Requirement

     As a result of weaker than expected operating performance in the fourth quarter of 2000 and the resulting declines in operating cash flow coupled with a lower than expected average borrowing base, we anticipated needing additional liquidity to meet our projected working capital needs.

     Accordingly, we entered into a sale and leaseback transaction for substantially all of our owned land and buildings. The sale is expected to yield total proceeds of approximately $115.0 million resulting in incremental liquidity of approximately $70.0 million. As of March 31, 2001 we consummated transactions constituting approximately 70% of the total expected proceeds; the remaining 30% is expected to close during April 2001. The lease, with a term of not less than 20 years, is to be treated as an operating lease, and will result in approximately $3.0 million per quarter of incremental rent expense over and above the amounts incurred during 2000. Any gains realized on the sale of the properties will be recognized over the life of the lease. Any losses will be recognized currently in earnings. We expect such losses will approximate $2.0 million to $3.0 million and will be recorded in March 2001. In connection with the consummation of our sale leaseback transaction in March 2001, we would have been obligated to use the proceeds to prepay the interim financing. As part of an amendment to such facility, the lender agreed that such proceeds could be used for general corporate purposes and that on September 30, 2001 we would be required to prepay the interim financing by approximately $70.0 million. In part, as consideration for the receipt of these amendments we granted the lender under our interim financing a lien on the proceeds of such sale and expect to grant such lender a second priority security interest in all fleet assets and a third priority security interest in all corporate assets. The granting of such liens is required to be completed by April 30, 2001.

     Continued losses in excess of our plan will adversely affect our financial condition and our ability to obtain incremental financing. There is no assurance that we will be able to generate sufficient operating cash flows or secure additional financing facilities to meet our on-going financing needs.

CASH FLOWS

     Following is a discussion of the major components of changes in cash flows for the years ended December 31, 2000, 1999 and 1998.

  For the Years Ended December 31, 2000 and 1999

     Cash Flows from Operating Activities

     Cash provided by operating activities was $3.1 million during the year ended December 31, 2000 and $150.5 million during the year ended December 31, 1999. The decrease in cash flow from operating activities is due to 1999 non-cash overhead and insurance charges of $207.2 million which were historically being paid on our behalf by our former Parent. Following the separation from AutoNation, we have been required to pay our corporate overhead and insurance claims. Receivables increased primarily due to the timing of vehicle sales in the fourth quarter of 2000 in order to reduce overall fleet levels. Accounts payable and accrued liabilities also decreased due to the timing of payments.

     Cash Flows from Investing Activities

     Cash provided by (used in) investing activities was $4.2 million during the year ended December 31, 2000 and $(168.2) million during the year ended December 31, 1999. The decrease in capital additions during the year is primarily due to completion of the Odyssey system installation during 1999. The increase in cash proceeds from the sale of property and equipment is due to the disposition of our former Minneapolis headquarters and other excess property. The increase in proceeds from sale of marketable securities is due to the disposition of marketable securities received as part of our insurance subsidiary contributed by our former Parent. As of December 31, 2000 we have converted all marketable investments in our insurance subsidiary into cash and cash equivalents. In addition, we plan to continually review our real estate holdings for the identification of additional excess property.

     We currently estimate that our capital expenditures will be approximately $50.0 million for 2001. We intend to finance future capital expenditures through cash on hand and other financings. You should read our "Financial Condition" section of this Management Discussion and Analysis of Financial Condition and Results of Operations.

     Cash Flows from Financing Activities

     Cash provided by (used in) financing activities was $(3.3) million during the year ended December 31, 2000 and $1.5 million during the year ended December 31, 1999. The decrease in cash provided by (used in) financing activities is due to lower net proceeds from vehicle debt and increased investments in restricted cash offset by net contributions from our former Parent and proceeds from our interim financing.

     As of December 31, 2000 we had approximately $17.0 million outstanding on our secured revolving credit facility. During the third quarter we repaid $25.0 million of principal outstanding under the interim financing.

  For the Years Ended December 31, 1999 and 1998

     Cash Flows from Operating Activities

     Cash provided by (used in) operating activities was $150.5 million during the year ended December 31, 1999 and $(143.3) million during the year ended December 31, 1998. The increase in cash provided by operating activities in 1999 as compared to 1998 is primarily due to net changes in working capital items. Cash flows from operating activities includes non-cash parent overhead allocations and insurance charges that have been historically paid by AutoNation. Non-cash parent overhead and insurance charges were $207.2 million for the year ended December 31, 1999 and $204.6 million for the year ended December 31, 1998.

     Cash Flows from Investing Activities

     Cash flows from investing activities consist primarily of capital additions. Capital additions were $192.7 million during the year ended December 31, 1999, and $204.1 million during the year ended December 31, 1998. The decrease in capital additions during the year ended December 31, 1999 is primarily due to completion of the implementation and remediation of the Odyssey system during the year.

     Cash Flows from Financing Activities

     Cash flows from financing activities were $1.5 million during the year ended December 31, 1999 and $325.9 million for the year ended December 31, 1998. These cash flows from financing activities consisted primarily of vehicle and working capital financing. The decrease in 1999 as compared to 1998 is primarily the result of the timing of payments and proceeds under our revenue earning vehicle financing arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001 we adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Beginning January 1, 2001 we have changed our method of accounting for our interest rate derivatives and recognized these derivatives on our balance sheet at fair value. For additional information regarding the adoption of SFAS 133 please refer to Note 17 of our Consolidated Financial Statements contained elsewhere in this Form 10-K.

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

     In February 2001, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft entitled "Business Combinations and Intangible
Assets -- Accounting for Goodwill." The Exposure Draft, if adopted, would prohibit the pooling method of accounting for business combination transactions and would require that cost in excess of the fair value of net assets acquired, herein referred to as goodwill, would not be amortized. Goodwill would be reduced only if found to be impaired or if associated with assets to be sold or otherwise disposed. The FASB is expected to issue a final statement in 2001. During 2000, we amortized approximately $10.0 million of goodwill. This statement, if issued as proposed, would preclude future amortization of goodwill.

FORWARD-LOOKING STATEMENTS

     Certain statements and information included in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. In addition, from time to time we or our representatives may make forward-looking statements, orally or in writing. Furthermore, such forward-looking statements may be included in our filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of our executive officers. Forward-looking statements in this Form 10-K include, among others, statements regarding:

     - our ability as an independent company to obtain credit facilities, surety bonds, letters of credit and other services and the costs and other financial terms of these facilities and services and our ability to refinance existing indebtedness;

     - the continued growth of demand for our rental vehicles and our ability to adjust the size of our fleet to meet demand;

     - our expectations regarding our ability to enter into agreements regarding grants of collateral to certain lenders and our principal surety;

     - our ability to achieve operating leverage and economies of scale in our business;

     - our estimated capital expenditures in the future;

     - anticipated improvements at our Alamo Local Division and National operations;

     - our ability to achieve cost savings through the consolidation of our business in certain areas; and

     - our ability to generate cash flow from operations.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things:

     - our ability to obtain adequate financing and our ability to refinance existing indebtedness;

     - our substantial debt and increased cost of capital and the restrictions which our indebtedness will impose on our operations;

     - risks that our operating losses may continue;

     - risks relating to our reliance on our primary surety provider;

     - the impact of competition in the automotive rental industry;

     - the possibility that our newly implemented strategy at National may not improve its business and the impact of problems we have experienced with Odyssey;

     - the seasonal nature of our business;

     - the effects of decreases in air travel;

     - increases in fuel costs or reduced fuel supplies and their effects on air travel;

     - the continued availability of repurchase programs, the ability of the manufacturers to fulfill their obligations under these programs and the increasing cost of our vehicle fleet;

     - a percentage of our rental fleet is subject to residual value risk upon disposition;

     - risks relating to our dependence on General Motors as our principal vehicle supplier;

     - risks relating to our reliance on asset-backed financing and the risk to our business of an increase in interest rates;

     - the adoption of federal, state or local regulations including those that restrict our ability to sell optional products;

     - problems that may arise as a result of the consolidation of our brands.

     We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise, other than as required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The tables below provide information about our market sensitive financial instruments and constitute "forward-looking statements." All items described are non-trading.

     Our major market risk exposure is changing interest rates, primarily in the United States. Due to our limited foreign operations, we do not have material market risk exposures relative to changes in foreign exchange rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We use interest rate derivatives to adjust interest rate exposures when appropriate, based upon market conditions. These derivatives consist of interest rate caps and floors which we enter into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We use variable to fixed interest rate caps and floors to manage the impact of interest rate changes on our variable rate debt. Maturity dates for variable rate debt and interest rate swaps, caps and floors are based upon contractual maturity dates. Average pay rates under interest rate swaps are based upon contractual fixed rates. Average variable receive rates under interest rate swaps are based on implied forward rates in the yield curve at the reporting date. Average rates under interest rate caps and floors are based upon contractual rates.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximate current market rates. The fair value of interest rate caps and floors is determined from valuation models which are then compared to dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates, and is effectively the amount we would pay or receive to terminate the agreements. The fair value of interest rate swaps is determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates, and is effectively the amount we would pay or receive to terminate the agreements.

     Separately, during the first quarter of 2001 the Federal Reserve lowered its key lending rates. Lower interest rates are generally favorable to our operating results but they will affect the valuation of our derivatives. Changes in fair value of our stand-alone caps due to movements in interest rates or changing market conditions will be reflected currently in earnings and as such will add volatility to net income and earnings per share in future periods.

                                                 EXPECTED MATURITY DATE                                 FAIR VALUE
                                ---------------------------------------------------------              DECEMBER 31,
DECEMBER 31, 2000:                2001      2002     2003     2004     2005    THEREAFTER    TOTAL         2000
- ------------------              --------   ------   ------   ------   ------   ----------   --------   ------------
                                                                   (IN MILLIONS)
(Asset)/Liability
Variable rate debt............  $  760.0   $595.6   $500.0   $700.0   $   --     $   --     $2,555.6     $2,555.6
  Average interest rates......      6.73%    6.98%    6.90%    6.94%      --         --           --           --
Interest rate swaps...........        --                                  --         --           --           --
  Average pay rate............        --       --       --       --       --         --           --           --
  Average receive rate........        --       --       --       --       --         --           --           --
Interest rate caps............        --    550.0    500.0    700.0       --         --      1,750.0        (24.7)
  Average rate................        --     5.73%    7.30%    6.26%      --         --           --           --
Interest rate floors..........        --       --    500.0    300.0       --         --        800.0         34.0
  Average rate................        --       --     7.30%    6.26%      --         --           --           --

                                                 EXPECTED MATURITY DATE                                 FAIR VALUE
                                ---------------------------------------------------------              DECEMBER 31,
DECEMBER 31, 1999:                2000      2001     2002     2003     2004    THEREAFTER    TOTAL         1999
- ------------------              --------   ------   ------   ------   ------   ----------   --------   ------------
                                                                   (IN MILLIONS)
(Asset)/Liability
Variable rate debt............  $1,600.8   $  3.2   $585.0   $   --   $700.0     $   --     $2,889.0     $2,889.0
  Average interest rates......      6.00%    6.50%    6.65%      --     6.71%        --           --           --
Interest rate swaps...........     300.0    100.0       --    200.0       --         --        600.0         (6.8)
  Average pay rate............      5.96%    5.63%      --     5.59%      --         --           --           --
  Average receive rate........      6.67%    7.32%      --     7.50%      --         --           --           --
Interest rate caps............        --       --    550.0       --    700.0         --      1,250.0        (66.4)
  Average rate................        --       --     5.73%      --     6.26%        --           --           --
Interest rate floors..........        --       --    550.0       --    700.0         --      1,250.0         15.2
  Average rate................        --       --     5.73%      --     6.26%        --           --           --

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........    42
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    43
Consolidated Statements of Operations and Comprehensive
  Income for the Years Ended December 31, 2000, 1999 and
  1998......................................................    44
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............    45
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................    46
Notes to Consolidated Financial Statements..................    47
Financial Statement Schedule II, Valuation and Qualifying
  Accounts and Reserves, for the Years Ended December 31,
  2000, 1999 and 1998.......................................    69

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To ANC Rental Corporation:

     We have audited the accompanying consolidated balance sheets of ANC Rental Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANC Rental Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida
January 23, 2001
(except with respect to the matters discussed in Note 18, as to which the date is March 30, 2001).

                             ANC RENTAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                (IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $   21.4   $   17.4
Restricted cash and cash equivalents........................     321.9      155.3
Receivables, net............................................     681.4      590.5
Prepaid expenses............................................      68.9       75.1
Vehicles, net...............................................   4,451.4    4,501.3
Property and equipment, net.................................     576.0      622.7
Intangible assets, net......................................     347.9      358.4
Other assets................................................      68.7       28.8
                                                              --------   --------
          Total assets......................................  $6,537.6   $6,349.5
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable............................................  $  242.4   $  277.6
Accrued liabilities.........................................     241.0      302.3
Insurance reserves..........................................     290.5      105.6
Vehicle debt................................................   4,228.9    4,531.6
Other debt..................................................     276.7      107.4
Deferred income taxes.......................................     143.6      145.0
Other liabilities...........................................     221.9      153.4
                                                              --------   --------
          Total liabilities.................................   5,645.0    5,622.9
                                                              --------   --------
Commitments and contingencies

Shareholders' equity:
  Investment by Parent......................................        --      733.0
  Preferred stock, par value $0.001 per share; 10,000,000
     shares authorized; none issued.........................        --         --
  Common stock, par value $0.01 per share; 250,000,000
     shares authorized; 45,158,707 issued and outstanding...       0.5         --
  Additional paid-in capital................................     895.6         --
  Retained earnings.........................................       7.0         --
  Accumulated other comprehensive loss......................     (10.5)      (6.4)
                                                              --------   --------
                                                                 892.6      726.6
                                                              --------   --------
          Total liabilities and shareholders' equity........  $6,537.6   $6,349.5
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUE.....................................................  $3,532.0   $3,542.3   $3,453.6
EXPENSES:
  Cost of operations........................................   2,755.5    2,775.4    2,613.5
  Selling, general and administrative.......................     723.7      792.8      651.8
  Amortization of intangible assets.........................      10.0        9.9        9.4
  Restructuring and other charges...........................        --       40.5         --
                                                              --------   --------   --------
OPERATING INCOME (LOSS).....................................      42.8      (76.3)     178.9
INTEREST INCOME.............................................       5.1        1.3        1.4
INTEREST EXPENSE............................................      42.8       14.3        8.0
OTHER INCOME (EXPENSE), NET.................................      (3.3)       1.1       (2.2)
                                                              --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES...........................       1.8      (88.2)     170.1
PROVISION (BENEFIT) FOR INCOME TAXES........................       3.8      (18.8)      61.3
                                                              --------   --------   --------
INCOME (LOSS) BEFORE EXTRAORDINARY CHARGES..................      (2.0)     (69.4)     108.8
EXTRAORDINARY CHARGES RELATED TO EARLY EXTINGUISHMENT OF
  DEBT, NET OF BENEFIT FOR INCOME TAXES OF $0.9 IN 1999.....        --       (1.6)        --
                                                              --------   --------   --------
          NET INCOME (LOSS).................................      (2.0)     (71.0)     108.8
                                                              --------   --------   --------
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments..................      (4.1)      (1.9)      (1.6)
                                                              --------   --------   --------
COMPREHENSIVE INCOME (LOSS).................................  $   (6.1)  $  (72.9)  $  107.2
                                                              ========   ========   ========
EARNINGS (LOSS) PER SHARE:
  Basic.....................................................  $  (0.04)  $  (1.57)  $   2.41
                                                              ========   ========   ========
SHARES USED IN COMPUTING PER SHARE AMOUNTS:
  Basic.....................................................      45.1       45.1       45.1

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN MILLIONS)

                                                                                             ACCUMULATED
                                                   COMMON STOCK     ADDITIONAL                  OTHER
                                     INVESTMENT   ---------------    PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                     BY PARENT    SHARES   AMOUNT    CAPITAL     EARNINGS       LOSS           EQUITY
                                     ----------   ------   ------   ----------   --------   -------------   -------------
BALANCE AT DECEMBER 31, 1997.......   $ 529.1        --     $ --      $   --       $ --        $ (2.9)         $526.2
  Net income.......................     108.8        --       --          --         --            --           108.8
  Other comprehensive income:
     Foreign currency translation
       adjustments.................        --        --       --          --         --          (1.6)           (1.6)
  Net contribution from Parent.....     105.3        --       --          --         --            --           105.3
                                      -------      ----     ----      ------       ----        ------          ------
BALANCE AT DECEMBER 31, 1998.......     743.2        --       --          --         --          (4.5)          738.7
                                      -------      ----     ----      ------       ----        ------          ------
  Net loss.........................     (71.0)       --       --          --         --            --           (71.0)
  Other comprehensive income:
     Foreign currency translation
       adjustments.................        --        --       --          --         --          (1.9)           (1.9)
  Net contribution from Parent.....      60.8        --       --          --         --            --            60.8
                                      -------      ----     ----      ------       ----        ------          ------
BALANCE AT DECEMBER 31, 1999.......     733.0        --       --          --         --          (6.4)          726.6
                                      -------      ----     ----      ------       ----        ------          ------
  Net income (loss)................      (9.0)       --       --          --        7.0            --            (2.0)
  Other comprehensive income:
     Foreign currency translation
       adjustments.................        --        --       --          --         --          (4.1)           (4.1)
  Net contribution from Parent.....     172.0        --       --          --         --            --           172.0
  Transfer to common stock and
     additional paid-in capital and
     distribution of shares........    (896.0)     45.1      0.5       895.5         --            --              --
  Issuance of stock for employee
     benefit plan..................        --       0.1       --         0.1         --            --             0.1
                                      -------      ----     ----      ------       ----        ------          ------
BALANCE AT DECEMBER 31, 2000.......   $    --      45.2     $0.5      $895.6       $7.0        $(10.5)         $892.6
                                      =======      ====     ====      ======       ====        ======          ======

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)........................................  $     (2.0)  $    (71.0)  $    108.8
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Purchases of vehicles...............................    (7,700.8)    (7,040.2)    (6,974.6)
       Sales of vehicles...................................     6,688.6      6,026.2      5,683.3
       Depreciation of vehicles............................     1,007.0      1,014.3      1,002.4
       Gain on sale of property and equipment..............        (1.0)          --           --
       Depreciation and amortization of property and
          equipment........................................        77.6         72.3         52.3
       Amortization of intangible assets and debt issue
          costs............................................        35.2         18.7         14.0
       Deferred income tax provision (benefit).............        (1.0)        46.6         68.8
       Parent overhead and insurance charges...............          --        207.2        204.6
       Non-cash restructuring and other charges............          --         40.5           --
       Provision for asset impairments.....................          --         14.3           --
       Extraordinary charges, net of income taxes..........          --          1.6           --
     Changes in assets and liabilities, net of effects from
       business acquisitions:
       Receivables.........................................       (84.2)        47.8       (104.2)
       Prepaid expenses and other assets...................         5.7         (7.7)        (3.9)
       Accounts payable and accrued liabilities............       (85.5)      (111.5)       (16.0)
       Other liabilities...................................        63.5       (108.6)      (178.8)
                                                             ----------   ----------   ----------
                                                                    3.1        150.5       (143.3)
                                                             ----------   ----------   ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Cash acquired in business acquisitions...................          --           --          2.1
  Purchases of property and equipment......................       (79.4)      (192.7)      (204.1)
  Proceeds from sale of property and equipment.............        39.3         19.9         10.6
  Proceeds from sale of investments........................        45.7           --           --
  Other....................................................        (1.4)         4.6         (2.5)
                                                             ----------   ----------   ----------
                                                                    4.2       (168.2)      (193.9)
                                                             ----------   ----------   ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from vehicle financing..........................    45,433.7     72,262.9     46,950.4
  Payments on vehicle financing............................   (45,823.9)   (72,160.2)   (46,578.3)
  Net proceeds (payments) from other debt..................       175.3        (22.4)        41.9
  Cash transfers from (to) Parent..........................       204.4        (61.3)       (98.0)
  Subsidiary limited partner contributions.................        47.4         22.9         13.3
  Debt issue costs.........................................       (35.0)       (33.0)          --
  Other....................................................        (5.2)        (7.4)        (3.4)
                                                             ----------   ----------   ----------
                                                                   (3.3)         1.5        325.9
                                                             ----------   ----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........         4.0        (16.2)       (11.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........        17.4         33.6         44.9
                                                             ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................  $     21.4   $     17.4   $     33.6
                                                             ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements include the accounts of ANC Rental Corporation and its subsidiaries (the "Company" or "ANC"). All intercompany accounts and transactions have been eliminated. The Company rents vehicles on a daily or weekly basis at airport or near-airport locations through the brand names of "Alamo" and "National." Alamo and National operate both domestically and internationally in the airport leisure and business rental market. Alamo primarily serves the value leisure market while National primarily serves the airport premium business and leisure travel market. Alamo operates exclusively through company-owned locations in the United States and through both company-owned and franchised locations internationally. National operates through both company-owned and franchised locations in the United States and internationally. In the year ended December 31, 2000, Alamo had North American revenue of approximately $1.4 billion and National had North American revenue of approximately $1.5 billion. In 2000, international operations outside of North America had revenue of approximately $349 million, the majority of which was generated in the United Kingdom.

     The Company established its insurance replacement business in 1997 by consolidating the replacement operations of several different businesses. In November 2000, the Company rebranded the group as Alamo from CarTemps USA. In the year ended December 31, 2000, the rebranded Alamo Local Market Division had revenue of approximately $275 million.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Prior to June 30, 2000 the Company was a wholly owned subsidiary of AutoNation, Inc. ("our former Parent" or "AutoNation"). In August 1999, AutoNation announced its intention to separate its automotive rental business from its automotive retail business and in September 1999, announced its intention to distribute its entire interest in the Company to AutoNation's stockholders on a tax-free basis (the "Distribution"), subject to conditions and consents described in the Separation and Distribution Agreement. On May 31, 2000, the former Parent's board of directors approved the spin-off and set a record date of June 16, 2000 and a distribution date of June 30, 2000. The Distribution occurred June 30, 2000 at which point the Company became an independent, publicly owned company. The Company entered into agreements with AutoNation, which provided for the separation of the Company's business from AutoNation and govern various interim and ongoing relationships between the companies.

     All historical share and per share data included in the Consolidated Statements of Operations and Comprehensive Income, have been retroactively adjusted for the recapitalization of the former Parent's 100 shares of common stock into 45,142,728 shares of Common Stock on June 30, 2000 as more fully described in Note 7 Shareholders' Equity.

     Basic earnings per share are calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. Due to the net loss for the year ended December 31, 2000, the stock options were not dilutive. For the years ended December 31, 1999 and 1998 there was no dilutive effect from stock options, as there were no stock options outstanding.

     Certain amounts in the prior years financial statements have been reclassified to conform to current year presentation.

                             ANC RENTAL CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments that have an original maturity of three months or less at the date of purchase.

  Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents consists of amounts held in trust for payment and as security under the Company's vehicle debt programs as well as amounts on deposit for insurance claims.

  Receivables

     The components of receivables, net of allowance for doubtful accounts as of December 31 are as follows:

                                                               2000     1999
                                                              ------   ------
Trade receivables...........................................  $207.4   $247.2
Vehicle manufacturer receivables............................   423.6    302.6
Other.......................................................    90.9     87.3
                                                              ------   ------
                                                               721.9    637.1
Less: allowance for doubtful accounts.......................   (40.5)   (46.6)
                                                              ------   ------
                                                              $681.4   $590.5
                                                              ======   ======

  Vehicles

     Vehicles are stated at cost less accumulated depreciation. The straight-line method is used to depreciate vehicles to their estimated residual values over periods typically ranging from 3 to 24 months. Vehicles used in the Company's airport operations comprise approximately 88% of our fleet as of December 31, 2000. These vehicles are typically held up to twelve months with the average fleet age being less than six months. The remaining fleet is used in the Company's insurance replacement operations where vehicles are held up to twenty-four months. Management on a periodic basis reviews depreciable lives and rates for adequacy based on a variety of factors including general economic conditions and the estimated holding period of the vehicles. Depreciation expense includes manufacturer incentives and gains and losses on vehicle sales in the ordinary course of business. Vehicle depreciation is included as a component of cost of operations in the accompanying Consolidated Statements of Operations and Comprehensive Income.

     A summary of vehicles, net as of December 31 is as follows:

                                                                2000       1999
                                                              --------   --------
Revenue earning vehicles....................................  $5,030.7   $5,207.9
Less: accumulated depreciation..............................    (579.3)    (706.6)
                                                              --------   --------
                                                              $4,451.4   $4,501.3
                                                              ========   ========

     During 1999 the Company recorded asset impairment charges of $14.3 million related to the renegotiation of certain international vehicle supply agreements as well as the reduction of fleet. These charges have been included in cost of operations for the year ended December 31, 1999.

     Vehicles with a net book value of approximately $3.71 billion and $4.12 billion at December 31, 2000 and 1999, respectively, were acquired under programs that allow the Company to require counterparties to repurchase vehicles held for periods of up to twenty-four months. The agreements contain varying mileage and damage limitations.

                             ANC RENTAL CORPORATION

     The Company also leases vehicles under operating lease agreements which require the Company to provide normal maintenance and liability coverage. The agreements generally have terms of four to thirteen months. Many agreements provide for an option to terminate the leases early and allow for the purchase of leased vehicles subject to certain restrictions.

  Property and Equipment

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Income and Comprehensive Income.

     Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are: twenty to forty years for buildings and improvements, three to fifteen years for equipment, including computer hardware and software, and five to ten years for furniture and fixtures.

     A summary of property and equipment as of December 31 is as follows:

                                                               2000      1999
                                                              -------   -------
Land........................................................  $ 121.0   $ 131.5
Furniture, fixtures and equipment...........................    420.1     390.8
Buildings and improvements..................................    324.7     337.0
                                                              -------   -------
                                                                865.8     859.3
Less: accumulated depreciation and amortization.............   (289.8)   (236.6)
                                                              -------   -------
                                                              $ 576.0   $ 622.7
                                                              =======   =======

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing their recoverability. The Company measures impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company primarily employs two methodologies for determining the fair value of an asset. Fair value is either the amount at which the asset could be bought or sold in a current transaction between willing parties or the present value of estimated expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

  Intangible Assets

     Intangible assets consist of the cost of acquired businesses in excess of the fair value of net assets acquired. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Accumulated amortization of intangible assets was $38.6 million and $29.1 million at December 31, 2000 and 1999.

     The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets in assessing their recoverability. The Company measures impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is calculated as the present value of estimated expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

                             ANC RENTAL CORPORATION

  Debt Issue Costs

     Direct and incremental costs incurred in connection with the Company's debt facilities have been recorded as a component of other assets and are being amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related borrowing.

  Accounts Payable

     The components of accounts payable as of December 31 are as follows:

                                                               2000     1999
                                                              ------   ------
Trade payables..............................................  $123.1   $250.3
Vehicle payables............................................   119.3     27.3
                                                              ------   ------
                                                              $242.4   $277.6
                                                              ======   ======

     Vehicle payables represent amounts to be financed after period end for vehicles acquired under the Company's vehicle financing programs.

  Liability Insurance

     The nature of the Company's business exposes it to the risk of liabilities arising out of its operations. These potential liabilities could involve, for example, claims of employees, customers or third parties for personal injury or property damage occurring in the course of the Company's operations, claims for remediation costs, personal injury, property damage, and damage to the environment in cases where the Company may be held responsible for the escape of harmful materials. The Company could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements.

     The nature of the Company's business also exposes it to significant risk of liability for damages arising primarily out of accidents involving automobiles rented from its vehicle rental fleet. Laws in some states impose vicarious liability on automotive rental companies, which increases our risk. Subject to the risk levels discussed below, the Company manages its exposure through a combination of qualified self insurance and risk transfer to insurance companies which are rated as financially sound by insurance rating agencies. The Company carries substantial liability coverage, but catastrophic losses may occur which exceed the amount of coverage limits.

     Since January 1, 2000, the Company either purchases commercial insurance or acts as its own qualified self-insurer for automobile liability, general liability, workers' compensation and employer's liability claims. The Company retains up to $1.0 million of risk per claim, plus claims handling expense under its various property and liability insurance programs. Commencing in 1998, for claims occurring after November 30, 1997 and before January 1, 2000, the Company began purchasing insurance from AutoNation's insurance subsidiary for auto liability, general liability and workers compensation risks within the Company's $1.0 million retention. AutoNation contributed the insurance subsidiary and the related insurance risks to the Company as part of the spin-off. The Company purchases umbrella liability insurance to provide insurance in excess of the primary liability insurance policies and/or retained losses. The level of risk retained may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. The Company has provided reserves for self insured risks and has purchased third party insurance for risks that are not self insured or that are in excess of self insurance retention limits. Although the Company may be subject to exposure from underinsured or uninsured losses, management believes that the Company's self-insurance reserves and third party insurance coverage are adequate to cover future losses on reported and incurred but not reported claims.

                             ANC RENTAL CORPORATION

     Provisions for retained or self-insured claims are made by charges to expense based upon periodic evaluations by management and outside actuaries of the estimated ultimate liabilities on reported and unreported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known. The Company has collateral requirements that are set by insurance companies, which underwrite our insurance programs. The collateral requirements may change from time to time, based on, among other things, the Company's claims experience, financial performance or credit quality.

  Other Liabilities

     A summary of other liabilities as of December 31 is as follows:

                                                               2000     1999
                                                              ------   ------
Minority interest...........................................  $159.5   $112.1
Other.......................................................    62.4     41.3
                                                              ------   ------
                                                              $221.9   $153.4
                                                              ======   ======

     Minority interest represents the limited partnership interest in a Canadian subsidiary of the Company, which was formed in 1997. Minority interest in the subsidiary's earnings included in cost of operations was $7.4 million, $6.8 million and $5.9 million for the years ended December 31, 2000, 1999, and 1998, respectively.

  Other Comprehensive Income (Loss)

     Other comprehensive income (loss) consists of foreign currency translation adjustments, net of benefit for income taxes of nil for each of the three years ended December 31, 2000. The assets and liabilities of foreign subsidiaries are translated at period-end exchange rates. Results of operations are translated at the average rates of exchange in effect during the period.

  Revenue Recognition

     Revenue consists primarily of fees from rentals and the sale of related rental products. The Company recognizes revenue over the period in which vehicles are rented. The Company also receives franchise fees, which are recognized in the period in which the fee is earned from the franchisee. Franchise fees recognized for each of the three years ended December 31, 2000 were not significant.

     In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosure related to revenue recognition policies. The Company believes its revenue recognition practices conform to the guidelines prescribed in SAB 101.

  Cost of Operations

     Cost of operations primarily includes vehicle depreciation, interest on vehicle debt, and other operating expenses such as vehicle lease expense, personnel, insurance, fleet maintenance and rental location occupancy costs.

                             ANC RENTAL CORPORATION

  Income Taxes

     Prior to June 30, 2000 the Company was included in the consolidated federal income tax return of our former Parent. All tax amounts have been recorded as if the Company filed a separate federal tax return. The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

  Derivative Financial Instruments

     The Company utilizes interest rate protection agreements with several counterparties to manage the impact of interest rate changes on the Company's variable-rate vehicle debt obligations. The Company does not use derivative financial instruments for trading purposes. Under interest rate caps and floors, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Cash proceeds or payments on derivative financial instruments used to manage interest rate exposure are recorded as a component of vehicle interest expense. Amounts receivable or payable under the agreements are included in other assets or accrued liabilities in the accompanying Consolidated Balance Sheets and were not material at December 31, 2000 and 1999.

  Advertising

     The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at December 31, 2000 or 1999. Advertising expense was $137.0 million, $134.2 million and $125.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  Environmental Costs

     The Company's operations involve the storage and dispensing of petroleum products, primarily gasoline. The Company records as expense, on a current basis, costs associated with remediation of environmental pollution. The Company also accrues for its proportionate share of costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated. Estimated costs include anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and legal fees, as appropriate. Provisions for environmental cost are made by charges to expense upon periodic reviews by management and outside legal counsel. Adjustments or recoveries from third parties, if any, are reflected in operations in the periods in which such adjustments are known and deemed probable.

  Consolidated Statements of Cash Flows

     The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. There were no significant non-cash investing and financing transactions during the years ended December 31, 2000, 1999 and 1998.

     The Company made interest payments of approximately $358.3 million, $339.5 million and $299.7 million for the years ended December 31, 2000, 1999 and 1998, respectively, including interest on vehicle debt. The Company made no tax payments for the three years ended December 31, 2000.

     Cash flows from operating activities also includes non-cash Parent overhead allocations and insurance charges that have historically been paid by AutoNation. Non-cash Parent overhead and insurance charges

                             ANC RENTAL CORPORATION
were $207.2 million for the year ended December 31, 1999, and $204.6 million for the year ended December 31, 1998.

3. BUSINESS COMBINATIONS

     During the year ended December 31, 1998, the Parent acquired certain automotive rental businesses, which were contributed to the Company. The aggregate purchase price paid by the Parent in transactions accounted for under the purchase method of accounting was $11.1 million in cash. The pro forma effect of 1998 acquisitions is not material and therefore has not been presented herein.

4. VEHICLE DEBT

     Vehicle debt as of December 31 is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Amounts under various commercial paper programs secured by
  eligible vehicle collateral; interest based on
  market-dictated commercial paper rates; weighted average
  interest rates of 6.77% and 6.14% at December 31, 2000 and
  1999, respectively........................................  $  642.7   $1,358.8
Amounts under various medium-term note programs secured by
  eligible vehicle collateral:
  Fixed rate component; weighted average interest rates of
     6.30% at December 31, 2000 and 1999; maturities through
     2004...................................................   1,750.0    1,750.0
  Floating rate component based on a spread over LIBOR;
     weighted average interest rates of 6.93% and 6.72% at
     December 31, 2000 and 1999, respectively, maturities
     through 2004...........................................   1,750.0    1,250.0
Other committed and uncommitted secured vehicle financings
  primarily with financing institutions in the United
  Kingdom; LIBOR based interest rates; weighted average
  interest rates of 5.62% and 4.99% at December 31, 2000 and
  1999, respectively, maturities through 2002...............      86.2      172.8
                                                              --------   --------
                                                              $4,228.9   $4,531.6
                                                              ========   ========

     The Company finances vehicle purchases for its domestic automotive rental operations primarily through commercial paper and medium-term note financings.

     As of September 30, 2000 the Company's commercial paper program was approximately $1.84 billion consisting of a $1.14 billion single-seller commercial paper program and two bank-sponsored multi-seller commercial paper conduit facilities totaling $700.0 million. Borrowings under this program are secured by eligible vehicle collateral and bear interest at market based commercial paper rates. In October 2000 the Company terminated commitments of $400.0 million of the bank-sponsored multi-seller commercial paper conduit facilities, which were used to finance seasonal fleet needs. The remaining $300.0 million matured on November 30, 2000 and was repaid. This capacity is seasonal and is not required during the off-peak period.

     The $1.14 billion single-seller commercial paper program which, matures on May 11, 2001, is supported by $1.095 billion of bank lines of credit which provides liquidity backup for the facility, as well as $45.0 million of restricted cash, which provides credit enhancement and additional liquidity. The $45.0 million of restricted cash was invested in September 2000 and replaced $45.0 million of letters of credit, which were terminated on September 22, 2000.

     The Company's medium-term note financings mature at various dates through 2004 and total $3.5 billion of which $500.0 million was issued on June 30, 2000. The Company is negotiating to replace some or all of this

                             ANC RENTAL CORPORATION
capacity with, among other things, a resized commercial paper program, an auction-rate note program and other asset-backed financing.

     The weighted average interest rate on total vehicle debt was 6.62% and 6.32% at December 31, 2000 and December 31, 1999, respectively. Interest expense on vehicle debt included as a component of cost of operations in the accompanying Consolidated Statements of Operations and Comprehensive Income approximated $344.3 million, $343.4 million, and $321.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company is subject to various covenants relative to its vehicle debt, the most restrictive of which is the maintenance of certain collateral levels. The Company has complied with its covenants for the years ended December 31, 2000, 1999 and 1998.

     The Company historically has received, and for a limited time will continue to receive, various credit support from AutoNation in connection with certain of the Company's vehicle leasing programs and certain other obligations. The Company will have reimbursement obligations to AutoNation to the extent AutoNation is required to satisfy any of its guarantees of any of the Company's obligations.

     At December 31, 2000, aggregate expected maturities of vehicle debt were as follows:

2001........................................................  $1,043.2
2002........................................................   1,310.7
2003........................................................     675.0
2004........................................................   1,200.0
2005........................................................        --
Thereafter..................................................        --
                                                              --------
                                                              $4,228.9
                                                              ========

5. OTHER DEBT

     Other debt as of December 31 is as follows:

                                                               2000     1999
                                                              ------   ------
Secured revolving credit facility weighted average interest
  rate of 11.0% at December 31, 2000........................  $ 17.0   $   --
Interim financing fixed rate note at 13.5% due June 30,
  2001......................................................   200.0       --
Notes payable to vehicle manufacturer; weighted average
  interest rates of 7.45% and 5.56% at December 31, 2000 and
  1999, respectively, matures 2002..........................    35.0     35.0
Notes payable to former owners of acquired business;
  interest payable using LIBOR based rates; weighted average interest rates of 5.86% and 5.12% at December 31, 2000 and
  1999, respectively, redeemable at the option of the holder
  through maturity in 2003..................................     8.5     11.9
Other uncommitted credit facilities and other notes;
  interest ranging from 2.5% to 7.1%; maturing through
  2001......................................................    16.2     60.5
                                                              ------   ------
                                                              $276.7   $107.4
                                                              ======   ======

     As of December 31, 2000 aggregate expected maturities of other debt are as follows: $241.7 million in 2001 and $35.0 million in 2002.

     The Company entered into a three-year secured revolving credit facility of up to $175.0 million at a floating rate, initially based upon a spread of 2.75% above LIBOR. The Company also has entered into a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million and (2) an

                             ANC RENTAL CORPORATION
amount equal to $175.0 million less the borrowing base of the $175.0 million secured revolving credit facility. As of December 31, 2000 the borrowing base under the $175.0 million secured revolving credit facility approximated $98.5 million of which, approximately $30.5 million was used to support outstanding letters of credit. The supplemental secured revolving credit facility has a term of one year, and will be available until no later than May 31, 2001 to the extent there is no availability for borrowings under the $175.0 million secured revolving credit facility. Any amounts outstanding under the supplemental secured revolving credit facility on its one year maturity date will be converted into a term loan maturing on May 31, 2003. Interest on the supplemental secured revolving credit facility will be payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October commencing October 1, 2000. As of December 31, 2000 $17.0 million was outstanding under the secured revolving credit facility. There were no amounts outstanding under the supplemental secured revolving credit facility.

     The Company entered into an agreement with a lender on June 30, 2000 for interim financing of $225.0 million in connection with its separation from AutoNation. The initial term of the interim financing is 12 months. The interest rate on the interim financing is fixed at 13.5% during the term. The interim financing requires the Company to pay commitment fees totaling up to $22.0 million, $17.0 million of which was paid through December 31, 2000. An additional fee of $5.0 million is due on March 31, 2001 if any amounts under the interim loan are still outstanding on such date. If the Company does not refinance the interim financing by June 30, 2001 the interim financing will extend into a six year term loan and the Company will be obligated to issue warrants representing up to 7.5% of the Company's fully diluted capital stock and pay a fee approximating 3.0% of the principal interim financing remaining outstanding. The term loan would bear interest at an increasing rate starting at 13.5% and increase by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed rate note with similar maturity. The warrants would have a term of 10 years and would have an exercise price of $.01 per share. The fair value of the warrants on the date of issuance would be treated as a note discount and would be amortized as a component of interest expense over the term of the refinancing. In September 2000 the Company repaid $25.0 million of the interim loan and on December 31, 2000 $200.0 million remained outstanding.

     The Company's governing documents for its credit facilities and interim financing, entered into during 2000, require it to maintain certain financial ratios including, but not limited to, financial performance measures and limits of additional indebtedness. In addition these documents restrict our ability to: sell assets; grant or incur liens on our assets; repay certain indebtedness; pay dividends; make certain investments or acquisitions; issue certain guarantees; enter certain sale and leaseback transactions; repurchase or redeem capital stock, engage in mergers or consolidations; and engage in certain transactions with our affiliates. For the year ended December 31, 2000 the Company has complied with these covenants and restrictions.

                             ANC RENTAL CORPORATION

6. INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

                                                              2000     1999    1998
                                                              -----   ------   -----
Current:
  Federal...................................................  $ 0.8   $(60.3)  $(7.1)
  State.....................................................    4.0     (6.3)   (0.4)
  Foreign...................................................     --      1.2      --
Federal and state deferred..................................   (3.6)    56.2    78.7
Foreign deferred............................................    2.6     (9.6)   (9.9)
                                                              -----   ------   -----
Provision (benefit) for income taxes........................  $ 3.8   $(18.8)  $61.3
                                                              =====   ======   =====

     A reconciliation of the provision (benefit) for income taxes calculated using the statutory federal income tax rate to the Company's provision (benefit) for income taxes for the years ended December 31 is as follows:

                                                              2000    1999    1998
                                                              ----   ------   -----
Provision (benefit) at statutory federal income tax rate....  $0.6   $(30.9)  $59.5
Non-deductible expenses.....................................   2.8     13.2     2.1
State income taxes, net of federal benefit..................   0.1     (1.6)    3.7
Foreign income tax provision (benefit) at other than U.S.
  rates.....................................................   0.3      0.5    (4.0)
                                                              ----   ------   -----
Provision (benefit) for income taxes........................  $3.8   $(18.8)  $61.3
                                                              ====   ======   =====

     Components of the net deferred income tax liability at December 31 are as follows:

                                                               2000      1999
                                                              -------   -------
Deferred income tax liabilities:
  Book basis in property over tax basis.....................  $ 400.0   $ 334.5
Deferred income tax assets:
  Net operating losses and carryforwards....................   (133.0)    (69.5)
  Accruals not currently deductible.........................   (139.4)   (136.0)
Valuation allowance.........................................     16.0      16.0
                                                              -------   -------
Net deferred income tax liability...........................  $ 143.6   $ 145.0
                                                              =======   =======

     At December 31, 2000, the Company had available domestic net operating loss carryforwards of approximately $171.7 million, which begin to expire in the year 2011 and foreign net operating loss carryforwards of approximately $131.6 million, the majority of which have an indefinite carryforward. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

     The foreign losses included in income before income taxes and extraordinary charges for the years ended December 31, 2000, 1999 and 1998 were $12.2 million, $61.8 million and $28.8 million, respectively.

                             ANC RENTAL CORPORATION

7. SHAREHOLDERS' EQUITY

     In June 2000 the Company amended and restated its certificate of incorporation to authorize capital stock consisting of 250,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. Stock formerly held by AutoNation was converted into 45,142,728 shares of the Company's common stock, all of which was distributed on June 30, 2000. No preferred stock was outstanding as of December 31, 2000.

     In connection with the separation from AutoNation, certain assets and liabilities were contributed to the Company by AutoNation during the year ended December 31, 2000. Such contributions include but are not limited to: (i) cash approximating $204.4 million, (ii) an insurance subsidiary with a net deficit of $39.1 million and (iii) the current portion of taxes payable and certain other non-cash liabilities approximating $6.7 million. The shareholders' equity balance is subject to further adjustment resulting from changes in estimated shared assets and liabilities between AutoNation and the Company as well as certain other matters. For the quarter ended September 30, 2000 the Company refunded AutoNation approximately $4.6 million in cash as a result of changes in these estimated shared assets and liabilities. For quarter ended December 31, 2000 the Company settled certain non-cash liabilities with AutoNation approximating $2.5 million.

     The assets and (liabilities) of the insurance subsidiary assumed from AutoNation are summarized:

                                                               JUNE 30,
                                                                 2000
                                                              -----------
                                                              (UNAUDITED)
Cash and cash equivalents...................................    $   1.2
Restricted cash and cash equivalents........................       19.7
Receivables, net............................................        6.3
Investments.................................................       45.9
Other assets................................................       29.5
Accrued liabilities.........................................       (0.1)
Insurance reserves..........................................     (141.6)
                                                                -------
Net deficit.................................................    $ (39.1)
                                                                =======

8. STOCK OPTIONS

     On June 28, 2000 the ANC Rental Corporation's Board of Directors and AutoNation as sole shareholder approved the ANC Rental Corporation Stock Option Plan. The total amount of shares issuable under the Plan is 9,000,000. On June 30, 2000, ANC Rental Corporation's Board of Directors approved the grant, to key employees and directors of the Company, of options to purchase 6,695,000 shares of Common Stock, of which only 6,595,000 were issued at a price equal to the average of the daily high and low market price of the Common Stock on July 3, 2000, the date of grant. The options granted have a term of ten years from the date of grant, and vest in equal 25% increments over three and one-half years commencing on January 1, 2001 and annually thereafter. As part of the initial grant each outside director received a grant of options to purchase 100,000 shares of Common Stock, which vested immediately. Mr. Egan, as Chairman received a grant of options to purchase 750,000 shares of Common Stock, which vested immediately.

                             ANC RENTAL CORPORATION

     A summary of issued stock option transactions is as follows for the year ended December 31, 2000:

                                                                       WEIGHTED-AVERAGE
                                                              SHARES    EXERCISE PRICE
                                                              ------   ----------------
Options and warrants outstanding at beginning of period.....     --         $  --
Granted.....................................................    6.6          5.20
Exercised...................................................     --            --
Cancelled...................................................   (0.1)         5.19
                                                               ----
Options and warrants outstanding at end of period...........    6.5          5.20
                                                               ====
Options and warrants exercisable at end of period...........    1.3          5.20
Options available for future grants.........................    2.4            --

     A summary of outstanding and exercisable options by price range as of December 31, 2000:

                                               WEIGHTED
                                                AVERAGE
                               NUMBER          REMAINING    WEIGHTED        NUMBER          WEIGHTED
                             OUTSTANDING      CONTRACTUAL   AVERAGE       EXERCISABLE        AVERAGE
                                AS OF            LIFE       EXERCISE         AS OF          EXERCISE
RANGE OF EXERCISE PRICES  DECEMBER 31, 2000   (IN YEARS)     PRICE     DECEMBER 31, 2000      PRICE
- ------------------------  -----------------   -----------   --------   -----------------   -----------
5.19....................         6.4             9.50         5.19            1.3          5.19
5.81 - 6.94.............         0.1             9.72         6.27             --          5.81 - 6.94
                                 ---                                          ---
5.19 - 6.94.............         6.5             9.51         5.20            1.3          5.20
                                 ===                                          ===

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as amended, in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for stock option grants under the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have increased accordingly. Using the Black-Scholes option pricing model for all options granted after December 31, 1994, the Company's pro forma net loss and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the year ended December 31, 2000:

Pro forma net loss..........................................  $     (6.6)
Pro forma earnings per share:
  Basic.....................................................       (0.15)
Pro forma weighted average fair value of options granted....        2.89
Risk free interest rates....................................        5.11%
Expected lives..............................................   5-7 years
Expected volatility.........................................        64.4%

     Also on June 28, 2000, the ANC Rental Corporation's Board of Directors and AutoNation as sole shareholder approved the ANC Rental Corporation Employee Stock Purchase Plan. The Purchase plan will allow employees to purchase common stock at discount using after-tax payroll deductions. The total amount of shares issuable under the Purchase Plan is 2,000,000. The discount offered under the Purchase Plan is 10% for the remainder of the calendar year 2001 with future discounts established by the Board of Directors, not to exceed 15% of fair market value on the date of exercise.

9. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     The Company is a party to various legal proceedings, which have arisen, in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that

                             ANC RENTAL CORPORATION
losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution could affect the consolidated results of operations or cash flows for the quarterly periods in which they are resolved.

  Lease Commitments

     The Company and its subsidiaries lease real property, equipment and software under various operating leases with terms from 1 to 25 years. The Company has also entered into various airport concession and permit agreements which generally provide for payment of a percentage of revenue from vehicle rentals with a guaranteed minimum lease obligation.

     Expenses under real property, equipment and software leases and airport concession and permit agreements (excluding amounts charged through to customers) for the years ended December 31 are as follows:

                                                               2000     1999     1998
                                                              ------   ------   ------
Real property...............................................  $ 63.4   $ 56.6   $ 58.3
Equipment and software......................................    19.1     16.6     24.0
Airport concession and permit fees:
  Minimum fixed obligations.................................   125.6    102.7     79.3
  Additional amounts, based on revenue from vehicle
     rentals................................................   119.3     85.7     96.4
                                                              ------   ------   ------
          Total.............................................  $327.4   $261.6   $258.0
                                                              ======   ======   ======

     Future minimum lease obligations under noncancelable real property, equipment and software leases and airport agreements with initial terms in excess of one year at December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31:
2001........................................................  $153.1
2002........................................................   114.7
2003........................................................    78.3
2004........................................................    47.4
2005........................................................    32.7
Thereafter..................................................   149.3
                                                              ------
                                                              $575.5
                                                              ======

  Other Matters

     In the normal course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies and insurance companies by making cash deposits, obtaining surety bonds or by obtaining bank letters of credit. At December 31, 2000, the Company had outstanding surety bonds of approximately $139.1 million, the majority of which expire during 2001 and letters of credit totaling $30.5 million.

10. RESTRUCTURING

     During the fourth quarter of 1999, the Company approved and announced plans to significantly restructure its operations. The restructuring plan (the "Plan") includes provisions for the consolidation of the North American headquarters, headcount reductions, and the closure of certain marginally profitable or unprofitable domestic and international locations, as well as the reduction of fleet.

                             ANC RENTAL CORPORATION

     In connection with the Plan, the Company recorded a pre-tax restructuring charge of $40.5 million in the fourth quarter of 1999 consisting of the following:

Restructuring North American Operations:
  Severance and severance related costs (for approximately
     500 employees).........................................  $12.8
  Facility impairments......................................    5.2
  Contractual facility lease payments.......................    3.3
  Other restructuring related costs.........................    0.7
                                                              -----
          Total restructuring North American Operations.....   22.0
                                                              -----
Restructuring International Operations:
  Asset impairments for goodwill, fleet, and other assets
     for exited foreign operations..........................   13.6
  Contractual facility lease payments.......................    4.7
  Other restructuring related costs.........................    0.2
                                                              -----
          Total restructuring International Operations......   18.5
                                                              -----
          Total restructuring...............................  $40.5
                                                              =====

     At December 31, 2000, $8.8 million remains accrued relative to the 1999 plan with most of the remaining severance cost of $3.8 million expected to be substantially paid by the end of the third quarter of 2001; certain lease commitments will extend to the remainder of the applicable lease term. The Company charged $12.9 million to these reserves during the year ended December 31, 2000. The charges were primarily comprised of severance and rent paid during the year. During the year the Company made additional provisions for the payment of retention bonuses. The retention bonuses included as a component of transition costs in selling, general and administrative expenses, approximated $8.6 million for the year ended December 31, 2000.

     In addition to the provision of $8.6 million for retention bonuses, the Company incurred relocation costs for support of information systems and personnel costs related to hiring, relocation and training of approximately $9.1 million. These costs were not eligible for accrual as part of the fourth quarter 1999 charge.

     During the year ended December 31, 2000 the Company recognized a charge to selling, general and administrative expenses of approximately $2.1 million related to the termination of certain additional executive and international management personnel, which did not previously qualify for liability recognition as of December 31, 1999. Separately, the Company sold its ownership in the Australian operations to an unrelated third party. The sale did not result in a significant gain or loss. Reserves approximating $0.9 million, that were provided as part of the fourth quarter 1999 restructuring, were reversed reducing selling, general and administrative expenses.

11. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company is exposed to market risks arising from changes in interest rates. Due to its limited foreign operations, the Company does not have material market risk exposures relative to changes in foreign exchange rates.

  Credit Exposure

     The Company is exposed to credit related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company monitors the credit worthiness of the counterparties and presently does not expect default by any of the counterparties. The Company does not obtain collateral in connection with its derivative financial instruments.

                             ANC RENTAL CORPORATION

     The credit exposure that results from interest rate contracts is represented by the fair value of contracts as of the reporting date. See Note 12, Fair Value of Financial Instruments, for the fair value of derivatives. The Company's credit exposure on its interest rate derivatives was not material at December 31, 2000 or 1999.

  Interest Rate Risk Management

     The Company uses interest rate swap agreements and interest rate caps and floors to manage the impact of interest rate changes on the Company's variable rate vehicle debt. The amounts exchanged by the counterparties to interest rate swap agreements and interest rate caps and floors are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps, caps and floors form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Company's exposure as an end user of derivative financial instruments. At December 31, 2000 and 1999, notional principal amounts related to variable to fixed rate interest rate swaps, caps and floors were $1.75 billion and $1.85 billion, respectively. The aggregate cap and floor portfolio notional maturities are as follows at December 31, 2000: $550.0 million in 2002, $500.0 million in 2003 and $700.0 million in 2004. At December 31, 2000 the weighted average fixed rate payment on caps and floors was 6.15%. At December 31, 2000 all variable rates received are indexed to the One-Month LIBOR Rate.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. The assumptions used have a significant effect on the estimated amounts reported.

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

     - Cash and cash equivalents, restricted cash and cash equivalents, trade and manufacturer receivables, other assets, accounts payable, accrued liabilities, other liabilities and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value.

     - Medium-term notes payable: The fair value of medium-term notes payable is estimated based on the quoted market prices for the same or similar issues.

     - Other fixed rate debt: The fair value of other fixed rate debt is based upon the discounted expected cash flows at rates then offered to the Company for debt of similar terms.

     - Interest rate swaps, caps and floors: The fair value of interest rate caps and floors is determined from valuation models which are then compared to dealer quotations and represents the discounted future cash flows through maturity of expiration using current rates, and is effectively the amount the Company would pay or receive to terminate the agreements. The fair value of interest rate swaps is determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates, and is effectively the amount the Company would pay or receive to terminate the agreements.

                             ANC RENTAL CORPORATION

     The following table sets forth the carrying amounts and fair values of the Company's financial instruments, except for those noted above for which carrying amounts approximate fair value, as of December 31:

                                                    2000                     1999
                                           ----------------------    ---------------------
                                           CARRYING       FAIR       CARRYING      FAIR
ASSETS (LIABILITIES)                        AMOUNT       VALUE        AMOUNT       VALUE
- --------------------                       ---------   ----------    ---------   ---------
Medium-term notes payable................  $(3,500.0)  $ (3,460.5)   $(3,000.0)  $(2,944.3)
Interim financing........................     (200.0)      (200.0)          --          --
Interest rate swaps......................         --           --           --         6.8
Interest rate caps.......................         --         24.7           --        66.4
Interest rate floors.....................         --        (34.0)          --       (15.2)

13. BUSINESS AND CREDIT CONCENTRATIONS

     The Company owns and operates vehicle rental facilities primarily in the United States, Europe and Canada. The automotive rental industry in which the Company operates is highly seasonal.

     The top ten rental locations for the Company's Alamo brand collectively generate in excess of 40% of Alamo's total revenue. Approximately 28% of its business comes from the direct consumer sub-market (including Internet revenues), 56% from domestic and international tour, travel agent and affinity (e.g. travel clubs, airlines, hotels, etc.) channels and the remainder from value oriented business travel segment. National's top ten rental locations generate approximately 27% of its total revenue. Commercial accounts represent approximately 59% of National's revenue.

     As of December 31, 2000 approximately 86% of the fleet was covered by manufacturer repurchase programs or leased and not subject to residual value risk. At December 31, 2000 and 1999, the Company had vehicle receivables from manufacturers of $423.6 million and $302.6 million, respectively. During model year 2000, the Company purchased approximately 71% of its worldwide vehicle fleet under repurchase programs with one vehicle manufacturer.

     Concentrations of credit risk with respect to non-vehicle manufacturer receivables are limited due to the wide variety of customers and markets in which services are provided as well as their dispersion across many different geographic areas primarily in the United States. Consequently, at December 31, 2000, the Company does not consider itself to have any significant non-vehicle manufacturer receivable concentrations of credit risk.

14. RELATED PARTY TRANSACTIONS

     For the years ended December 31, 1999 and 1998 our former Parent's corporate general and administrative costs not specifically attributable to its operating subsidiaries have been allocated to the Company based upon the ratio of the Company's invested capital to the Parent's consolidated invested capital. Such allocations are included in the Company's selling, general and administrative expenses and were approximately $16.0 million, and $14.8 million for the years ended December 31, 1999 and 1998 respectively. In addition, the Parent's corporate general and administrative costs for certain centralized functions have been allocated to the Company using various proportional cost allocation methods. These allocations are also included in selling, general and administrative expenses and were approximately $19.4 million and $15.2 million during the years ended December 31, 1999 and 1998, respectively. These combined allocations approximate management's estimate of the Parent's corporate general and administrative costs required to support the Company's operations. These charges have been reflected as a contribution from the Parent in the accompanying Consolidated Financial Statements. Management believes that the amounts allocated to the Company are reasonable and are no less favorable to the Company than the expenses the Company would incur to obtain

                             ANC RENTAL CORPORATION
such services on its own or from unaffiliated third parties. Due to the establishment of the Company's own infrastructure and decreasing reliance on support from the Parent there has been no allocation in 2000.

     AutoNation distributed all of the Company's common stock to its shareholders as of June 30, 2000. The Company's relationship with AutoNation since the spin-off has been governed by a separation and distribution agreement and other agreements entered into in June 2000 in connection with the spin-off. Certain of the directors of the Company are directors of AutoNation.

     The Company entered into a transitional services agreement with AutoNation on June 30, 2000. The services agreement has an initial term expiring on June 30, 2001. At the end of the one-year term, if the parties have not terminated the agreement earlier, either party may renew or extend the term of the agreement with respect to the provision of any services that have not previously been terminated on terms mutually acceptable to the parties. During 2000, the Company paid AutoNation approximately $0.6 million under this agreement. During 2000, AutoNation paid the Company approximately $0.2 million under this agreement. The Company believes that the fees paid and received for these services are no less favorable than those that could be obtained from unaffiliated third parties.

     The Company entered into two leases with AutoNation: (1) a lease for approximately 161,000 square feet of office space to serve as ANC's corporate headquarters and (2) a lease for approximately 31,600 square feet of computer data center space at AutoNation's data center.

     Payments due under the lease for the corporate headquarters total approximately $1.9 million per year or approximately $12.00 per square foot, for a 10-year term. ANC has an option to extend the term for two additional periods of five years each. The lease payments will be increased on the fifth and eighth anniversary of the start of the lease. Increases in lease payments will be based on increases in the Consumer Price Index. In no event will the adjusted lease payment for the fifth year be lower than the initial rate or more than 15% higher. In no event will the adjusted lease payment for the eighth year be lower than the seventh year or more than 9% higher. During the fourth quarter of 2000 AutoNation transferred ownership in this property to an unrelated third party.

     Payments due under the lease for the computer data center space total approximately $0.9 million per year or approximately $27.45 per square foot, which includes our proportionate share of the operating expenses, real estate taxes, insurance and utilities of the facility. The lease has an initial term of two years, with an option to extend the term for an additional two years. If extended, the lease payments will be increased based on increases in the Consumer Price Index. In no event will the adjusted lease payment be more than 6% higher than the initial lease payment.

     The Company believes that the lease payments reflect fair market value and that the terms of the leases are no less favorable than could be obtained from persons unrelated to us.

     After the spin-off from AutoNation, the Company entered into three-year contracts with AutoNation pursuant to which ANC will purchase a substantial portion of vehicles from certain dealerships owned by AutoNation; will source a portion of parts at a negotiated market rate from certain dealerships owned by AutoNation and have the right to operate replacement car rental businesses at certain dealerships owned by AutoNation. ANC also has corporate car rental contracts with AutoNation and some of its subsidiaries. Amounts charged and paid under these contracts and arrangements are consistent with amounts charged to and paid by unaffiliated customers and suppliers.

     The total dollar volume related to the above discussed transactions and paid to AutoNation for each of the three years ended December 31, 2000 is as follows: dealer mark-up paid on vehicle purchases approximated $1.5 million; and parts purchases approximated $7.5 million. Amounts related to the operation of replacement car rental sites at AutoNation dealerships, and revenue received from AutoNation's corporate car rental contracts were not material for each of the three years ended December 31, 2000.

                             ANC RENTAL CORPORATION

     In September 1998, National entered into an agreement to purchase the naming rights to the Broward County Arena (the "Arena") for $2.2 million per year. The Arena is owned by Boca Resorts, Inc. Certain of the directors of the Company are directors of Boca Resorts. The Arena agreement has a term of ten years and provides that the fees will increase at a rate of 3.0% a year.

     The Company's Chairman and Chief Executive Officer has a beneficial ownership interest in Certified Vacations, Inc. ("Certified Vacations"), a domestic tour operator that has conducted business with the Company. Total gross revenue recognized by the Company from Certified Vacations was approximately $8.7 million for the year ended December 31, 2000.

     It is the Company's policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unrelated parties. It is management's belief that all of the transactions described met that standard at the time the transactions were effected.

15. SEGMENT INFORMATION

     The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain segment financial information to be disclosed on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources. Management reviews its operating results and makes resource allocation decisions based primarily upon geographic regions. The Company's management segments are defined as (1) North American-Rental Group, comprising Alamo and National operations in the United States and Canada, (2) International, comprising Alamo and National operations located primarily in Europe and (3) Alamo Local Market Division, primarily operating in the United States. The Company believes its management segments exhibit similar economic characteristics, share the same product, types of customers and points of service. Accordingly, as permitted under SFAS 131, for financial reporting purposes the Company has aggregated its management segments into one segment, automotive rental.

     The Company operates primarily in the United States, Europe and Canada. Revenue generated from company-owned automotive rental locations is recorded in the country in which the vehicle is rented. Revenue generated from licensees is recognized in the country in which the revenue is received. The accounting policies of each geographic area are the same as those described in the summary of significant accounting policies. The following table presents geographic financial information as of and for the years ended December 31:

                                                                        2000
                                                       ---------------------------------------
                                                       DOMESTIC   INTERNATIONAL   CONSOLIDATED
                                                       --------   -------------   ------------
Revenue..............................................  $3,076.4      $455.6         $3,532.0
Total assets.........................................   6,064.5       473.1          6,537.6

                                                                        1999
                                                       ---------------------------------------
                                                       DOMESTIC   INTERNATIONAL   CONSOLIDATED
                                                       --------   -------------   ------------
Revenue..............................................  $3,073.7      $468.6         $3,542.3
Total assets.........................................   5,831.6       517.9          6,349.5

                                                                        1998
                                                       ---------------------------------------
                                                       DOMESTIC   INTERNATIONAL   CONSOLIDATED
                                                       --------   -------------   ------------
Revenue..............................................  $3,015.6      $438.0         $3,453.6
Total assets.........................................   5,658.4       594.2          6,252.6

                             ANC RENTAL CORPORATION

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The Company's operations, and particularly the leisure travel market, are highly seasonal. In these operations, the third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect. The first and fourth quarters for the Company's operations are generally the weakest, because of limited leisure travel and a greater potential for adverse or unseasonable weather conditions to impact the Company's operations. Many of the operating expenses such as rent, general insurance and administrative personnel remain fixed throughout the year and cannot be reduced during periods of decreased rental demand.

     The following tables present the Company's certain operating results for each of the eight fiscal quarters in the period ended December 31, 2000. The information for each of these quarters is unaudited and has been prepared on the same basis, as the audited Consolidated Financial Statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with the Company's Consolidated Statements of Operations and the notes to those statements included in this Form 10-K.

     For periods prior to the Distribution date, the historical financial information may not be indicative of the Company's future performance and does not necessarily reflect what financial position and results of operations would have been if the Company had been a separate, stand-alone entity during the periods presented.

     The fourth quarter of 1999 includes restructuring charges of approximately $40.5 million.

                                                           FIRST    SECOND     THIRD     FOURTH
                                                          QUARTER   QUARTER   QUARTER    QUARTER
                                                          -------   -------   --------   -------
Revenue..........................................  2000   $810.6    $910.6    $1,005.7   $ 805.1
                                                   1999    791.0     892.7     1,023.3     835.3

Operating income (loss)..........................  2000   $(36.5)   $ 31.0    $   98.3   $ (50.0)
                                                   1999     (9.0)     25.5        30.5    (123.3)

Net income (loss)................................  2000   $(24.5)   $ 15.5    $   51.0   $ (44.0)
                                                   1999     (7.7)     13.8        18.4     (95.5)

Basic earnings (loss) per share..................  2000   $(0.54)   $ 0.34    $   1.13   $ (0.98)
                                                   1999    (0.17)     0.31        0.41     (2.12)

Diluted earnings (loss) per share................  2000   $(0.54)   $ 0.34    $   1.10   $ (0.98)
                                                   1999    (0.17)     0.31        0.41     (2.12)

17. ADOPTION OF NEW ACCOUNTING STANDARD

     In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS 137 "Accounting For Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No 133". In June 2000, the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Changes in fair value of the derivative from period to period will be reflected as a credit or charge either to earnings or other comprehensive income, depending on whether specific hedge accounting criteria are met. SFAS 133 became effective for the Company on January 1, 2001.

                             ANC RENTAL CORPORATION

     The major market risk hedged by the Company is the changes in LIBOR-based interest rates. The Company's policy is to manage interest rate risk through a combination of fixed and floating rate debt. The Company uses interest rate derivatives to adjust interest rate exposures when appropriate, based upon market conditions. As of January 1, 2001 these derivatives consist of stand-alone interest rate caps and a combination of interest rate caps and floors to create a synthetic swap. The Company enters into derivatives with a group of financial institutions with investment grade ratings, thereby minimizing credit risk. The Company's derivative instruments qualify for hedge accounting treatment under SFAS 133. In order to qualify for hedge accounting certain criteria must be met including a requirement that both at inception of the hedge and on an ongoing basis the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. Hedge accounting treatment permits certain changes in the fair value of the Company's qualifying derivatives to be deferred in other comprehensive income and subsequently reclassified to earnings to offset the impact of the related hedged interest rate. Changes in fair value of non-qualifying derivatives and the ineffective portion of change in fair value of qualifying derivatives must be recorded immediately through earnings.

     The Company measures effectiveness of its stand-alone caps by comparing the changes in proceeds expected from the caps to the expected incremental interest expense incurred on the variable rate debt. As such, changes in fair value of the caps due to time value and volatility are excluded from the assessment of effectiveness and will be recognized currently in earnings as gain or loss on interest rate derivatives. The Company measures effectiveness of its synthetic swaps by comparing the changes in fair value of the synthetic swap to a matching hypothetical derivative that would be perfectly effective in offsetting changes in fair value of the hedged cash flows. The Company expects little to no ineffectiveness relative to the synthetic swap and as such changes in the synthetic swaps fair value will be recorded as a component of other comprehensive income.

     Based upon the fair values of the caps and the floors at December 31, 2000 the Company will recognize assets of $24.7 million and liabilities of $34.0 million. In addition, the Company will de-recognize approximately $3.1 million of net deferred losses related to the unwinding of certain swaps and floors primarily due to our separation from our former Parent. The net deferred losses related to the unwound derivatives will be reflected as a component of accumulated other comprehensive income and will continue to amortize over the remaining life of the respective debt that was hedged.

     Although the Company's derivatives qualify for hedge accounting as of January 1, 2001, SFAS 133 requires that the criteria for hedge accounting be re-evaluated on an ongoing basis. There can be no assurance that the Company's derivative instruments will continue to qualify for hedge accounting in future periods. The adoption of SFAS 133 is expected to increase earnings volatility in future periods because changes in time value of the Company's derivatives will be charged to earnings each period. Volatility could further increase should the Company's derivatives fail to qualify for hedge accounting treatment in the future or if the Company elects to no longer designate the derivatives as a hedge.

                             ANC RENTAL CORPORATION

     The table below reflects the components of assets, liabilities and the equity effects of the transition adjustment as of January 1, 2001:

                                                                CUMULATIVE
                                                                 EFFECT AT
                                                              JANUARY 1, 2001
                                                              ---------------
Assets:
  Stand-alone caps:
     Time value component...................................       $11.6
     Intrinsic value component..............................         3.7
  Cap component of synthetic swap...........................         9.4
  Deferred losses de-recognized.............................        (3.1)
                                                                   -----
                                                                   $21.6
                                                                   =====
Liabilities:
  Floor component of synthetic swap.........................       $34.0
  Net deferred tax asset....................................        (4.9)
                                                                   -----
                                                                   $29.1
                                                                   =====
Income to be recognized, net of tax.........................       $ 7.1
                                                                   =====
Charge to Accumulated Other Comprehensive Income, net of
  tax.......................................................       $14.6
                                                                   =====

18. LIQUIDITY AND SUBSEQUENT EVENTS

     As a result of weaker than expected operating performance in the fourth quarter of 2000 and the resulting declines in operating cash flow coupled with a lower than expected average borrowing base, the Company anticipated needing additional liquidity to meet projected working capital needs.

     Accordingly, the Company entered into a sale and leaseback transaction for substantially all of its owned land and buildings. The sale is expected to yield total proceeds of approximately $115.0 million resulting in incremental liquidity of approximately $70.0 million. As of March 31, 2001 the Company, consummated transactions constituting approximately 70% of the total expected proceeds; the remaining 30% is expected to close during April 2001. The lease, with a term of not less than 20 years, is to be treated as an operating lease, and will result in approximately $3.0 million per quarter of incremental rent expense over and above the amounts incurred during 2000. Any gains realized on the sale of the properties will be recognized over the life of the lease. Any losses will be recognized currently in earnings. The Company expects such losses will approximate $2.0 million to $3.0 million and will be recorded in March 2001.

     The Company's credit facilities require that it repay certain debt with the proceeds from certain types of asset sales. In connection with the sale and leaseback transaction, the Company has amended this repayment provision to allow the Company to use the proceeds of the sale for general corporate purposes and that on September 30, 2001 the Company would be required to prepay the interim financing by approximately $70.0 million. In part, as consideration for the receipt of these amendments the Company expects to grant a lender a second priority security interest in all fleet assets and a third priority security interest in all corporate assets.

     Separately, in the normal course of business the Company is required to post performance and surety bonds as financial guarantees of performance. Because of the Company's financial performance and a difficult surety market the Company expects to provide a security interest junior to that granted under the Company's credit facilities in the amount of outstanding surety bonds. In addition, the Company also expects to agree to certain limits on the amount of senior secured debt it could incur without obtaining the surety provider's consent.

     Continued losses in excess of the Company's plan will adversely affect the Company's financial condition and its ability to maintain or renew these surety bonds. The Company cannot assure that its primary surety provider will continue to consent to maintaining these surety bonds or provide new bonds or renew existing bonds as needed, which could have a material adverse effect on the Company's business, consolidated results of operations and/or the Company's financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is included under "Executive Officers" on page 12 of this Form 10-K and will be included under "Election of Directors" in our Proxy Statement relating to our 2001 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 will be included under "Compensation of Executive Officers," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement relating to our 2001 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 will be included under "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement relating to our 2001 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 will be included under "Related Party Transactions" in our Proxy Statement relating to our 2001 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements of the Company are set forth in Part II, Item
            8.

        (2) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2000 is submitted herewith.

        (3) Exhibits -- See Exhibit Index included elsewhere in this document.

     (b) Reports on Form 8-K

          Form 8-K, dated December 7, 2000 (filed December 8, 2000), Item 5, reporting that ANC Rental Corporation would not pursue its previously-announced refinancing transaction for $400 million of senior credit facilities.

          Form 8-K, dated October 25, 2000 (filed October 25, 2000), Item 5, reporting ANC Rental Corporation quarterly earnings for the quarter ended September 30, 2000.

                                                                     SCHEDULE II

                             ANC RENTAL CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

                                              BALANCE
                                                AT       ADDITIONS                              BALANCE
                                             BEGINNING   CHARGED TO                             AT END
CLASSIFICATIONS                               OF YEAR      INCOME     DEDUCTIONS     OTHER      OF YEAR
- ---------------                              ---------   ----------   ----------     ------     -------
Allowance for doubtful accounts:
  2000.....................................   $ 46.6       $ 15.3      $ (21.4)(1)   $   --     $ 40.5
  1999.....................................     28.5         49.0        (30.9)(1)       --       46.6
  1998.....................................     28.8         15.0        (16.0)(1)      0.7(2)    28.5
Restructuring reserves:
  2000.....................................   $ 26.2       $   --      $ (13.5)(3)   $ (0.9)(4) $ 11.8
  1999.....................................     12.5         40.5         (8.0)(3)    (18.8)(5)   26.2
  1998.....................................     34.9           --        (18.7)(3)     (3.7)(5)   12.5
Insurance reserves:
  2000.....................................   $105.6       $236.6      $(193.3)(6)   $141.6(7)  $290.5
  1999.....................................    164.5        189.7       (245.8)(6)     (2.8)(7)  105.6
  1998.....................................    260.5        319.1       (393.5)(6)    (21.6)(7)  164.5

- ---------------

(1) Primarily accounts written-off
(2) Allowance of acquired businesses
(3) Primarily cash payments of costs associated with restructuring activities
(4) Amount reversed to income
(5) Primarily represents asset write-offs
(6) Primarily represents cash payments on settled claims
(7) Primarily represents non-cash transfers of liability from/(to) our former Parent

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ANC Rental Corporation has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANC Rental Corporation

                                          By:      /s/ MICHAEL S. EGAN
                                            ------------------------------------
                                                      Michael S. Egan
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: April 2, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                 /s/ MICHAEL S. EGAN                   Chairman of the Board and Chief    April 2, 2001
- -----------------------------------------------------    Executive Officer (Principal
                   Michael S. Egan                       Executive Officer)

                /s/ KATHLEEN W. HYLE                   Senior Vice President and Chief    April 2, 2001
- -----------------------------------------------------    Financial Officer (Principal
                  Kathleen W. Hyle                       Financial and Accounting
                                                         Officer)

                /s/ GORDON M. BETHUNE                  Director                           April 2, 2001
- -----------------------------------------------------
                  Gordon M. Bethune

                   /s/ J.P. BRYAN                      Director                           April 2, 2001
- -----------------------------------------------------
                     J.P. Bryan

           /s/ JOHN O. GRETTENBERGER, SR.              Director                           April 2, 2001
- -----------------------------------------------------
             John O. Grettenberger, Sr.

                /s/ H. WAYNE HUIZENGA                  Director                           April 2, 2001
- -----------------------------------------------------
                  H. Wayne Huizenga

            /s/ WILLIAM N. PLAMONDON, III              Director                           April 2, 2001
- -----------------------------------------------------
              William N. Plamondon, III

EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------
3.1      Amended and Restated Certificate of Incorporation of ANC
         Rental Corporation (incorporated by reference to Exhibit 3.1 to ANC Rental's Form 8-K as filed on July 14, 2000).
3.2      Amended and Restated Bylaws of ANC Rental Corporation
         (incorporated by reference to Exhibit 3.2 to ANC Rental's
         Form 8-K as filed on July 14, 2000).
4.1      Form of Specimen Common Stock Certificate of ANC Rental
         (incorporated by reference to Exhibit 4.1 to ANC Rental's
         Registration Statement on Form 10 as filed on June 6, 2000).
4.2      Amended and Restated Series 1999-1 Supplement, dated as of
         June 30, 2000, between Alamo Financing L.P. and The Bank of
         New York, as Trustee, to the Base Indenture, dated February
         26, 1999.
4.3      Amended and Restated Series 1999-1 Supplement dated as of
         June 30, 2000, between CarTemps Financing L.P. and The Bank of New York, as Trustee, to the Base Indenture, dated
         February 26, 1999.
4.4      Amended and Restated Series 1999-1 Supplement, dated as of
         June 30, 2000, between National Car Rental Financing Limited
         Partnership and The Bank of New York, as Trustee, to the
         Base Indenture, dated as of April 30, 1996.
4.5      Base Indenture, dated April 30, 1996, between National Car
         Rental Financing L.P. and The Bank of New York.
4.6      Base Indenture, dated February 26, 1999, between Alamo
         Financing L.P. and The Bank of New York and the related
         Supplemental Indenture, dated June 30, 2000.
4.7      Base Indenture, dated February 26, 1999, between CarTemps
         Financing L.P. and The Bank of New York and the related
         Supplemental Indenture, dated June 30, 2000.
4.8      Base Indenture dated as of February 26, 1999 between ARG
         Funding Corp. and The Bank of New York, as Trustee
         (incorporated by reference to Exhibit 4.4 to ANC Rental's
         Registration Statement on Form 10 as filed on June 6, 2000).
4.9      Amended and Restated Series 1999-1 Supplement, dated as of
         June 30, 2000, between ARG Funding Corp. and The Bank of New
         York, as Trustee, to the ARG Base Indenture. Portions of
         this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the
         Securities Exchange Act of 1934, as amended.
4.10     Amended and Restated Series 1999-2 Supplement dated June 30,
         2000. Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to
         Rule 24b-2 under the Securities Exchange Act of 1934, as
         amended.
4.11     Amended and Restated Series 1999-3 Supplement dated June 30,
         2000. Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to
         Rule 24b-2 under the Securities Exchange Act of 1934, as
         amended.
4.12     Fourth Amended and Restated Master Collateral Agency
         Agreement dated as of June 30, 2000 among ANC Rental
         Corporation as Master Servicer, National Car Rental System,
         Inc., Alamo Rent-A-Car, LLC., Spirit Rent-A-Car, Inc. d/b/a/
         CarTemps USA, Alamo Financing, L.P., National Car Rental
         Financing Limited Partnership and CarTemps Financing, L.P.,
         as lessor grantors, and Citibank N.A., as master collateral agent.
4.13     Amended and Restated Master Motor Vehicle Lease and
         Servicing Agreement dated as of June 30, 2000 among National
         Car Rental Financing Limited Partnership, as lessor,
         National Car Rental System, Inc., as lessee, and ANC Rental
         Corporation, as guarantor and servicer.
4.14     Amended and Restated Master Motor Vehicle Lease and
         Servicing Agreement dated as of June 30, 2000 among CarTemps
         Financing L.P.,as lessor, Spirit-Rent-A-Car, Inc., as
         lessee, and ANC Rental Corporation, as guarantor and
         servicer.

EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------
4.15     Amended and Restated Master Motor Vehicle Lease and
         Servicing Agreement dated as of June 30, 2000 among Alamo
         Financing L.P., as lessor, Alamo Rent-A-Car, LLC, as lessee, and ANC Rental Corporation, as guarantor and servicer.
4.16     Amended and Restated $175,000,000 Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman
         Brothers Inc., Lehman Commercial Paper Inc. and Congress
         Financial Corporation (Florida) (incorporated by reference to Exhibit 10.1 to ANC Rental's Form 8-K as filed on July
         14, 2000).
4.17     Amended and Restated $40,000,000 Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman
         Brothers Inc., and Lehman Commercial Paper Inc.
         (incorporated by reference to Exhibit 10.2 to ANC Rental's
         Form 8-K as filed on July 14, 2000).
4.18     Guarantee and Collateral Agreement (Borrowing Base
         Facility), dated as of June 30, 2000 (incorporated by
         reference to Exhibit 10.3 to ANC Rental's Form 8-K as filed on July 14, 2000).
4.19     Guarantee and Collateral Agreement (Supplemental Facility),
         dated as of June 30, 2000 (incorporated by reference to
         Exhibit 10.4 to ANC Rental's Form 8-K as filed on July 14,
         2000).
4.20     Amended and Restated $225,000,000 Senior Loan Agreement,
         dated as of June 30, 2000, among ANC Rental Corporation,
         Lehman Brothers Inc. and Lehman Commercial Paper Inc.
         (incorporated by reference to Exhibit 10.5 to ANC Rental's
         Form 8-K as filed on July 14, 2000).
4.21     Indenture, dated as of June 30, 2000, among ANC Rental
         Corporation, the guarantors named therein and The Bank of
         New York (incorporated by reference to Exhibit 10.6 to ANC
         Rental's Form 8-K as filed on July 14, 2000).
4.22     Equity Registration Rights Agreement, dated as of June 30,
         2000, between ANC Rental Corporation and Lehman Commercial
         Paper Inc. (incorporated by reference to Exhibit 10.7 to ANC
         Rental's Form 8-K as filed on July 14, 2000).
4.23     Debt Registration Rights Agreement, dated as of June 30,
         2000, between ANC Rental Corporation, the guarantors named therein and Lehman Commercial Paper Inc. (incorporated by
         reference to Exhibit 10.8 to ANC Rental's Form 8-K as filed on July 14, 2000)
4.24     Warrant Agreement, dated as of June 30, 2000, between ANC
         Rental Corporation and The Bank of New York (incorporated by reference to Exhibit 10.9 to ANC Rental's Form 8-K as filed on July 14, 2000).
4.25     Escrow Agreement, dated as of June 30, 2000, among ANC
         Rental Corporation, Lehman Brothers Inc., Lehman Commercial
         Paper Inc. and The Bank of New York (incorporated by
         reference to Exhibit 10.10 to ANC Rental's Form 8-K as filed on July 14, 2000).
4.26     Subsidiary Guaranty, dated as of June 30, 2000, by the
         guarantors named therein in favor of Lehman Commercial Paper
         Inc. (incorporated by reference to Exhibit 10.11 to ANC
         Rental's Form 8-K as filed on July 14, 2000).
4.27     First Amendment, dated as of August 29, 2000, to the Amended and Restated Credit Agreement, dated as of June 30, 2000,
         among ANC Rental Corporation, Lehman Brothers Inc., Lehman
         Commercial Paper Inc., Bankers Trust Company and Congress
         Financial Corporation (incorporated by reference to Exhibit
         10.1 to ANC Rental's Quarterly Report on Form 10-Q for the
         Quarter ended September 30, 2000)
4.28     First Amendment, dated as of August 29, 2000, to the Amended and Restated Credit Agreement, dated as of June 30, 2000,
         among ANC Rental Corporation, Lehman Brothers Inc., and
         Lehman Commercial Paper Inc. (incorporated by reference to
         Exhibit 10.2 to ANC Rental's Quarterly Report on Form 10-Q
         for the Quarter ended September 30, 2000).

EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------
4.29     First Amendment, dated as of September 29, 2000, to the
         Amended and Restated Senior Loan Agreement, dated as of June
         30, 2000, among ANC Rental Corporation, Lehman Brothers
         Inc., and Lehman Commercial Paper Inc. (incorporated by
         reference to Exhibit 10.3 to ANC Rental's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).
4.30     Assumption Agreements, dated as of October 4, 2000, by ANC
         Information Technology, Inc., ANC Information Technology
         Holding, Inc. and ANC Information Technology, L.P.
4.31     Assumption Agreement (Subsidiary Guarantee), dated as of
         October 5, 2000, and related Guarantee by ANC Information
         Technology, Inc., ANC Information Technology Holding, Inc.
         and ANC Information Technology, L.P.
4.32     Assumption Agreement (Debt Registration Rights Agreement),
         dated as of October 5, 2000 by ANC Information Technology,
         Inc., ANC Information Technology Holding, Inc. and ANC
         Information Technology, L.P.
4.33     Supplemental Indenture, dated as of October 5, 2000, among
         ANC Rental Corporation, the guarantors named therein and The
         Bank of New York.
4.34     Assumption Agreements, dated as of December 29, 2000, by ANC
         Financial Corporation, ANC(TM) Properties, LLC, NCR
         Affiliate Services Properties, LLC, ANC Financial
         Properties, LLC, and ANCIT Collector Corporation.
4.35     Assumption Agreement (Subsidiary Guarantee), dated as of
         December 29, 2000, and related Guarantee by ANC Financial
         Corporation, ANC(TM) Properties, LLC, NCR Affiliate Services
         Properties, LLC, ANC Financial Properties, LLC, and ANCIT
         Collector Corporation.
4.36     Assumption Agreement (Debt Registrations Rights Agreement),
         dated as of December 29, 2000 by ANC Financial Corporation,
         ANC(TM) Properties, LLC, NCR Affiliate Services Properties,
         LLC, ANC Financial Properties, LLC, and ANCIT Collector
         Corporation.
4.37     Supplemental Indenture, dated as of December 29, 2000 among
         ANC Rental Corporation, the guarantors named therein and The
         Bank of New York.
10.1     Letter Agreement between ANC Rental Corporation and General
         Motors dated December 6, 2000. Portions of this document
         have been omitted pursuant to an application for
         confidential treatment pursuant to Rule 24b-2 under the
         Securities Exchange Act of 1934, as amended.
10.2     Separation and Distribution Agreement, dated as of June 30,
         2000, between ANC Rental Corporation and AutoNation, Inc.
         (incorporated by reference to Exhibit 10.12 to ANC Rental's
         Form 8-K as filed on July 14, 2000).
10.3     Transitional Services Agreement, dated as of June 30, 2000, between ANC Rental Corporation and AutoNation, Inc.
         (incorporated by reference to Exhibit 10.13 to ANC Rental's
         Form 8-K as filed on July 14, 2000).
10.4     Tax Sharing Agreement, dated as of June 30, 2000, between
         ANC Rental Corporation and AutoNation, Inc. (incorporated by reference to Exhibit 10.14 to ANC Rental's Form 8-K as filed on July 14, 2000).
10.5     Reimbursement Agreement, dated as of June 30, 2000, between
         ANC Rental Corporation and AutoNation, Inc. (incorporated by reference to Exhibit 10.18 to ANC Rental's Form 8-K as filed on July 14, 2000).
10.6     Lease Agreement by and between ANC Rental and AutoNation.
10.7     Lease Agreement by and between ANC Rental and AutoNation.
10.8     ANC Rental Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.15 to ANC Rental's Form 8-K as
         filed on July 14, 2000).

EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------
10.9     ANC Rental Corporation Employee Stock Purchase Plan
         (incorporated by reference to Exhibit 10.16 to ANC Rental's
         Form 8-K as filed on July 14, 2000).
10.10    Forms of Nonqualified Stock Option Agreements Under ANC
         Rental Corporation Stock Option Plan (incorporated by
         reference to Exhibit 10.17 to ANC Rental's Form 8-K as filed on July 14, 2000).
10.11    Employment Agreement between ANC Rental Corporation and
         Michael S. Karsner (incorporated by reference to Exhibit
         10.1 to ANC Rental's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 2000).
10.12    ANC Rental Corporation Key Employee Severance Protection
         Plan.
21.1     List of subsidiaries of ANC Rental Corporation.
23.1     Consent of Independent Certified Public Accountants.