Form 10-Q
period 2001-03-31
ANC RENTAL CORP
filed 2001-05-14
CIK 1097523

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

                         COMMISSION FILE NUMBER 0-30776

                             ---------------------

                             ANC RENTAL CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                      65-0957875
    (State or other Jurisdiction of        (I.R.S. Employer
     Incorporation or Organization)       Identification No.)

       200 SOUTH ANDREWS AVENUE,                33301
        FORT LAUDERDALE, FLORIDA              (Zip Code)
(Address of principal executive offices)

                                 (954) 320-4000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2001, the registrant had outstanding 45,190,927 shares of Common Stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ANC RENTAL CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I.
                           FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001
           (Unaudited) and December 31, 2000.........................    1

         Unaudited Condensed Consolidated Statements of Operations
           for the Three Months Ended March 31, 2001 and 2000........    2

         Unaudited Condensed Consolidated Statement of Shareholders'
           Equity for the Three Months Ended March 31, 2001..........    3

         Unaudited Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2001 and 2000........    4

         Notes to Condensed Consolidated Financial Statements........    5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   13
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   21

                                 PART II.
                             OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   23
Item 2.  Changes in Securities and Use of Proceeds...................   23
Item 3.  Defaults Upon Senior Securities.............................   23
Item 4.  Submission of Matters to a Vote of Security Holders.........   23
Item 5.  Other Information...........................................   23
Item 6.  Exhibits and Reports on Form 8-K............................   23

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ANC RENTAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Cash and cash equivalents...................................    $  104.4      $   21.4
Restricted cash and cash equivalents........................       416.4         321.9
Receivables, net............................................       361.8         681.4
Prepaid expenses............................................        61.6          68.9
Vehicles, net...............................................     4,688.6       4,451.4
Property and equipment, net.................................       506.5         576.0
Intangible assets, net......................................       344.8         347.9
Other assets................................................        82.7          68.7
                                                                --------      --------
          Total assets......................................    $6,566.8      $6,537.6
                                                                ========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................    $  345.7      $  242.4
Accrued liabilities.........................................       221.8         241.0
Insurance reserves..........................................       281.2         290.5
Vehicle debt................................................     4,261.0       4,228.9
Other debt..................................................       273.2         276.7
Deferred income taxes.......................................       104.3         143.6
Other liabilities...........................................       253.3         221.9
                                                                --------      --------
          Total liabilities.................................     5,740.5       5,645.0
                                                                --------      --------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.001 per share; 10,000,000
     shares authorized; none issued.........................          --            --
  Common stock, par value $.01 per share; 250,000,000 shares authorized; 45,182,550 and 45,158,707 issued and
     outstanding at March 31, 2001 and December 31, 2000,
     respectively...........................................         0.5           0.5
  Additional paid-in capital................................       895.7         895.6
  Retained earnings (deficit)...............................       (26.0)          7.0
  Accumulated other comprehensive loss......................       (43.9)        (10.5)
                                                                --------      --------
                                                                   826.3         892.6
                                                                --------      --------
          Total liabilities and shareholders' equity........    $6,566.8      $6,537.6
                                                                ========      ========

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Revenue.....................................................  $769.1   $808.8
Direct operating costs......................................   336.3    345.0
Vehicle depreciation, net...................................   241.6    229.5
Selling, general, and administrative........................   159.8    190.4
Amortization of intangible assets...........................     2.5      2.5
Interest income.............................................    (1.3)    (0.1)
Interest expense............................................    89.5     81.4
Fair value adjustment on interest rate hedges...............     3.3       --
Other expense, net..........................................     3.1      0.3
                                                              ------   ------
Loss before income taxes....................................   (65.7)   (40.2)
Benefit for income taxes....................................    25.6     15.7
                                                              ------   ------
Net loss before cumulative effect of change in accounting
  principle.................................................   (40.1)   (24.5)
Cumulative effect of change in accounting principle, net of
  tax.......................................................     7.1       --
                                                              ------   ------
Net loss....................................................  $(33.0)  $(24.5)
                                                              ======   ======
Basic and diluted loss per share before cumulative effect of change in accounting principle............................  $(0.89)  $(0.54)
                                                              ======   ======
Basic and diluted loss per share............................  $(0.73)  $(0.54)
                                                              ======   ======
Shares used in computing per share amounts:
  Basic and diluted.........................................    45.2     45.1

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                             ACCUMULATED
                                                   COMMON STOCK     ADDITIONAL                  OTHER
                                                  ---------------    PAID-IN     RETAINED   COMPREHENSIVE    SHAREHOLDERS'
                                                  SHARES   AMOUNT    CAPITAL     EARNINGS   INCOME (LOSS)       EQUITY
                                                  ------   ------   ----------   --------   --------------   -------------
BALANCE AT DECEMBER 31, 2000....................   45.2     $0.5      $895.6      $  7.0        $(10.5)         $892.6
  Net loss......................................     --       --          --       (33.0)           --           (33.0)
  Other comprehensive income:
    Foreign currency translation adjustments....     --       --          --          --          (4.8)           (4.8)
    Unrealized loss on interest rate hedges.....     --       --          --          --         (14.0)          (14.0)
    Cumulative effect of change in accounting
      principle, net of tax.....................     --       --          --          --         (14.6)          (14.6)
    Issuance of shares for employee benefit
      plan......................................     --       --         0.1          --            --             0.1
                                                   ----     ----      ------      ------        ------          ------
BALANCE AT MARCH 31, 2001.......................   45.2     $0.5      $895.7      $(26.0)       $(43.9)         $826.3
                                                   ====     ====      ======      ======        ======          ======

         The accompanying notes are an integral part of this statement.

                             ANC RENTAL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------   ----------
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
  Net loss..................................................  $   (33.0)  $    (24.5)
  Adjustments to reconcile net income to net cash and cash
     equivalents provided by (used in) operating activities:
     Cumulative effect of change in accounting principle,
      net of tax............................................       (7.1)          --
     Fair value adjustment on interest rate hedges..........        3.3           --
     Loss on sale and leaseback transactions................        3.7           --
     Depreciation and amortization of property and
      equipment.............................................       20.0         19.3
     Amortization of intangible assets and debt issue
      costs.................................................       11.2          3.9
     Income tax benefit.....................................      (25.6)       (15.7)
     Depreciation of vehicles...............................      241.6        229.5
     Purchases of vehicles..................................   (2,009.3)    (2,144.8)
     Sales of vehicles......................................    1,495.2      1,480.9
     Changes in assets and liabilities, net:
       Receivables..........................................      319.7        144.7
       Prepaid expenses and other assets....................        3.7         (5.8)
       Accounts payable and accrued liabilities.............       83.8        (48.6)
       Other liabilities....................................      (12.5)         9.5
                                                              ---------   ----------
                                                                   94.7       (351.6)
                                                              ---------   ----------
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
  Purchases of property and equipment.......................      (12.8)       (19.8)
  Proceeds from sale of property and equipment..............       80.4          2.5
                                                              ---------   ----------
                                                                   67.6        (17.3)
                                                              ---------   ----------
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
  Proceeds from vehicle financing...........................    6,146.3     14,989.6
  Payments on vehicle financing.............................   (6,182.2)   (14,794.7)
  Net proceeds (payments) of other debt.....................       (2.0)         2.0
  Cash transfers from Parent................................         --        152.6
  Subsidiary limited partner contributions..................      (40.4)         9.9
  Debt issue costs..........................................       (6.1)          --
  Other.....................................................        5.1         (0.4)
                                                              ---------   ----------
                                                                  (79.3)       359.0
                                                              ---------   ----------
Increase (decrease) in cash and cash equivalents............       83.0         (9.9)
Cash and cash equivalents at beginning of period............       21.4         17.4
                                                              ---------   ----------
Cash and cash equivalents at end of period..................  $   104.4   $      7.5
                                                              =========   ==========

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

     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto appearing in the Company's Registration Statement on Form 10, as amended, filed with the SEC on June 6, 2000 (the "Registration Statement") as well as the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

     All historical share and per share data included in the Unaudited Condensed Consolidated Statements of Operations, has been retroactively adjusted for the recapitalization of the former Parent's 100 shares of common stock into 45,142,728 shares of Common Stock on June 30, 2000.

     Basic loss per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. As of March 31, 2001 the Company had 6.5 million options outstanding, which due to their anti-dilutive nature were not included in the calculation of dilutive earnings per share. For the period ended March 31, 2000 there was no dilutive effect from stock options, as there were no stock options outstanding.

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

                             ANC RENTAL CORPORATION

2.  RECEIVABLES

     The components of receivables, net of allowance for doubtful accounts, are as follows:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Trade receivables...........................................     $186.6        $207.4
Vehicle manufacturer receivables............................      107.4         423.6
Other.......................................................       94.4          90.9
                                                                 ------        ------
                                                                  388.4         721.9
Less: allowance for doubtful accounts.......................      (26.6)        (40.5)
                                                                 ------        ------
                                                                 $361.8        $681.4
                                                                 ======        ======

3.  VEHICLES

     A summary of vehicles is as follows:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Vehicles....................................................    $5,233.4      $5,030.7
Less: accumulated depreciation..............................      (544.8)       (579.3)
                                                                --------      --------
                                                                $4,688.6      $4,451.4
                                                                ========      ========

4.  PROPERTY AND EQUIPMENT

     A summary of property and equipment is as follows:

                                                                              DECEMBER
                                                               MARCH 31,        31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Land........................................................     $ 70.7        $121.0
Furniture, fixtures and equipment...........................      423.7         420.1
Buildings and improvements..................................      306.4         324.7
                                                                 ------        ------
                                                                  800.8         865.8
Less: accumulated depreciation and amortization.............     (294.3)       (289.8)
                                                                 ------        ------
                                                                 $506.5        $576.0
                                                                 ======        ======

     As a result of weak operating performance in the fourth quarter of 2000 and first quarter of 2001 and the resulting declines in operating cash flow, the Company required additional liquidity to meet projected working capital needs. During the quarter the Company entered into a series of sale and leaseback transactions for some of its owned land and buildings. Sales in the first quarter yielded net proceeds of approximately $79.0 million. During the second quarter through to May 11, 2001, the Company closed additional sale and leaseback transactions yielding net proceeds of approximately $20.8 million. The leases, with terms of not less than 20 years, are treated as operating leases, and will result in approximately $3.0 million per quarter of incremental rent expense over and above the amounts incurred during 2000. Any gains realized on the sale of the properties have been deferred and are being recognized over the life of the lease, and such gains approximated $23.8 million for the three months ended March 31, 2001. Any losses will be recognized currently in earnings, and such losses approximated $3.7 million for the three months ended March 2001.

                             ANC RENTAL CORPORATION

5.  OTHER ASSETS

     The components of other assets are as follows:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Deposits....................................................    $  34.4        $ 33.8
Debt issue cost, net........................................       23.3          25.7
Interest rate hedges, at fair value.........................       14.8            --
Other.......................................................       10.2           9.2
                                                                -------        ------
                                                                $  82.7        $ 68.7
                                                                =======        ======

6.  ACCOUNTS PAYABLE

     The components of accounts payable are as follows:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Trade payables..............................................     $134.2        $123.1
Vehicle payables............................................      211.5         119.3
                                                                 ------        ------
                                                                 $345.7        $242.4
                                                                 ======        ======

     Vehicle payables represent amounts to be financed after period end for vehicles acquired under the Company's vehicle financing programs.

7.  OTHER LIABILITIES

     Components of other liabilities are as follows:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Minority interest...........................................     $119.1        $159.5
Interest rate hedges, at fair value.........................       50.5            --
Other.......................................................       83.7          62.4
                                                                 ------        ------
                                                                 $253.3        $221.9
                                                                 ======        ======

     Minority interest represents the limited partnership interest in a subsidiary of the Company. Minority interest in the subsidiary's income is included in vehicle interest expense and was $1.7 million and $1.2 million for the three months ended March 31, 2001 and 2000, respectively.

                             ANC RENTAL CORPORATION

8.  VEHICLE DEBT

     Vehicle debt is as follows:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Amounts under various commercial paper programs secured by
  eligible vehicle collateral; interest based on
  market-dictated commercial paper rates; weighted average
  interest rates of 5.20% and 6.77% at March 31, 2001 and
  December 31, 2000, respectively...........................    $  784.8      $  642.7
Amounts under various asset-backed medium-term note programs secured by eligible vehicle collateral:
     Fixed rate component; weighted average interest rate of
       6.25% at March 31, 2001 and 6.30% at December 31,
       2000; maturities through 2004........................     1,646.1       1,750.0
     Floating rate component based on a spread over LIBOR;
       weighted average interest rate of 5.25% and 6.93% at
       March 31, 2001 and December 31, 2000, respectively;
       maturities through 2004..............................     1,750.0       1,750.0
Other committed and uncommitted secured vehicle financings
  primarily with financing institutions in the United
  Kingdom; LIBOR based interest rates; weighted average
  interest rates of 5.51% and 5.62% at March 31, 2001 and
  December 31, 2000, respectively...........................        80.1          86.2
                                                                --------      --------
                                                                $4,261.0      $4,228.9
                                                                ========      ========

     At March 31, 2001, aggregate expected maturities of vehicle debt were as follows:

2001........................................................  $1,080.1
2002........................................................   1,305.9
2003........................................................     675.0
2004........................................................   1,200.0
2005........................................................        --
Thereafter..................................................        --
                                                              --------
                                                              $4,261.0
                                                              ========

     The Company finances vehicle purchases for its domestic automotive rental operations primarily through commercial paper and medium-term note financings. As of March 31, 2001 the Company's commercial paper program was a $1.14 billion single-seller commercial paper program. Borrowings under this program are secured by eligible vehicle collateral and bear interest at market based commercial paper rates. The $1.14 billion single-seller commercial paper program, which has been extended for an additional sixty-day period beyond the May 11, 2001 expiration, is supported by $1.095 billion of bank lines of credit which provides liquidity backup for the facility, as well as $45.0 million of restricted cash, which provides credit enhancement and additional liquidity. The Company has financed $200.0 million of its seasonal fleet capacity with a variable funding note that will expire October 2001. Also, the Company has financed maturing capacity with an auction-rate note program that has total capacity of $531.3 million. During the sixty-day extension period the Company expects to reduce its single-seller commercial paper program to a smaller program extending into a 364 day facility and/or other similar asset-backed financings.

     The Company's medium-term note financings mature at various dates through 2004 and totaled $3.4 billion. In May 2001, as part of its efforts to replace maturing capacity, the Company issued $600.0 million of rental vehicle asset-backed medium-term notes at a floating rate based upon a spread over LIBOR, which as of May 9, 2001 approximated 4.59%. We capped the effective interest rate on these notes at 7.74% through the use of certain derivative instruments.

                             ANC RENTAL CORPORATION

     The weighted average interest rate on total vehicle debt was 5.63% and 6.62% at March 31, 2001 and December 31, 2000, respectively. Interest expense on vehicle debt included as a component of total interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations approximated $72.4 million and $77.9 million for the three months ended March 31, 2001 and 2000 respectively.

     The Company is subject to various covenants relative to its vehicle debt, the most restrictive of which is the maintenance of certain collateral levels. The Company has complied with its covenants as of, and for, the three months ended March 31, 2001.

9.  OTHER DEBT

     Other debt is as follows:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Secured revolving credit facility weighted average interest
  rate of 11.0% at December 31, 2000........................     $   --        $ 17.0
Interim financing fixed rate note at 13.5% matures through
  June 30, 2007.............................................      200.0         200.0
Notes payable to vehicle manufacturer; weighted average
  interest rates of 7.45% at March 31, 2001 and December 31,
  2000, respectively matures 2002...........................       35.0          35.0
Notes payable to former owners of acquired business;
  interest payable using LIBOR based rates; weighted average interest of 7.05% and 5.86% at March 31, 2001 and December
  31, 2000, respectively; redeemable at the option of the
  holder through maturity in 2003...........................        7.9           8.5
Other uncommitted credit facilities and other notes;
  interest ranging from 5.71% to 7.1%; maturing through
  2001......................................................       30.3          16.2
                                                                 ------        ------
                                                                 $273.2        $276.7
                                                                 ======        ======

     As of March 31, 2001 aggregate expected maturities of other debt are as follows: $108.2 million in 2001, $35.0 million in 2002 and $130.0 million in 2007.

     The Company has a three-year secured revolving credit facility with borrowing base capacity of up to $175.0 million at a floating rate, currently based upon a spread of 1.75% above LIBOR. The Company also has a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million and (2) an amount equal to $175.0 million less the borrowing base of the $175.0 million secured revolving credit facility. As of March 31, 2001 the borrowing base under the $175.0 million secured revolving credit facility approximated $71.4 million, of which approximately $34.5 million was used to support outstanding letters of credit. The supplemental secured revolving credit facility has a term of one year, and will be available until no later than May 31, 2001 to the extent there is no availability for borrowings under the $175.0 million secured revolving credit facility. Any amounts outstanding under the supplemental secured revolving credit facility on its one year maturity date will be converted into a term loan maturing on May 31, 2003. Interest on the supplemental secured revolving credit facility will be payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October commencing October 1, 2000. As of March 31, 2001 no amounts were outstanding under either the secured revolving credit facility or the supplemental secured revolving credit facility.

     The Company entered into an agreement with a lender on June 30, 2000 for interim financing of $225.0 million in connection with its separation from AutoNation. The initial term of the interim financing is 12 months. The interest rate on the interim financing is fixed at 13.5% during the term. The interim financing

                             ANC RENTAL CORPORATION
requires the Company to pay commitment fees totaling up to $22.0 million, all of which was paid through March 31, 2001. If the Company does not refinance the interim financing by June 30, 2001 the interim financing will extend into a six year term loan and the Company will be obligated to issue warrants representing up to 7.5% of the Company's fully diluted capital stock and pay a fee approximating 3.0% of the principal interim financing remaining outstanding. The term loan would bear interest at an increasing rate starting at 13.5% and increase by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed rate note with similar maturity. The warrants would have a term of 10 years and would have an exercise price of $.01 per share. The fair value of the warrants on the date of issuance would be treated as a note discount and would be amortized as a component of interest expense over the term of the refinancing.

     In connection with the Company's sale and leaseback transactions, the Company and its lenders amended the interim financing and the secured revolving credit facility. As part of our interim facility amendment the Company was allowed to use the proceeds from the sale and leaseback transactions to be used for general corporate purposes. The amendment also requires that on September 30, 2001 the Company prepay its interim facility by approximately $70.0 million.

     The Company's governing documents for its credit facilities and interim financing, entered into during 2000, require it to maintain certain financial ratios including, but not limited to, financial performance measures and limits on additional indebtedness. In addition these documents restrict the Company's ability to: sell assets; grant or incur liens on our assets; repay certain indebtedness; pay dividends; make certain investments or acquisitions; issue certain guarantees; enter certain sale and leaseback transactions; repurchase or redeem capital stock; engage in mergers or consolidations; and engage in certain transactions with our affiliates. As of and for the four quarters ended March 31, 2001 the Company has complied with these covenants and restrictions.

10.  RESTRUCTURING

     At March 31, 2001, $6.8 million remains accrued relative to the 1999 plan with most of the remaining severance cost of $2.2 million expected to be substantially paid by the end of the third quarter of 2001; certain lease commitments will extend to the remainder of the applicable lease term. The Company charged $2.0 million to these reserves during the period ended March 31, 2001. The charges were primarily comprised of severance and rent paid during the period.

     During the first quarter of 2001, as part of a cost reduction plan, the Company reduced its workforce in excess of 700 people. The severance related to those terminations approximated $2.0 million and was charged to earnings in the first quarter.

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

12.  ADOPTION OF NEW ACCOUNTING STANDARD

     In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, became effective for the Company on January 1, 2001.

                             ANC RENTAL CORPORATION

     The major market risk hedged by the Company is the changes in LIBOR-based interest rates. The Company's policy is to manage interest rate risk through a combination of fixed and floating rate debt. The Company uses interest rate derivatives to adjust interest rate exposures, when appropriate, based upon market conditions. As of January 1, 2001 these derivatives consist of stand-alone interest rate caps and a combination of interest rate caps and floors to create a synthetic swap. The Company enters into derivatives with a group of financial institutions with investment grade ratings, thereby minimizing credit risk. The Company's derivative instruments qualify for hedge accounting treatment under SFAS 133. In order to qualify for hedge accounting certain criteria must be met including a requirement that both at inception of the hedge and on an ongoing basis the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. Hedge accounting treatment permits certain changes in the fair value of the Company's qualifying derivatives to be deferred in other comprehensive income and subsequently reclassified to earnings to offset the impact of the related hedged interest rate. Changes in fair value of non-qualifying derivatives and the ineffective portion of changes in fair value of qualifying derivatives must be recorded immediately through earnings.

     The Company measures effectiveness of its stand-alone caps by comparing the changes in proceeds expected from the caps to the expected incremental interest expense incurred on the variable rate debt. Changes in fair value of the caps due to time value and volatility are excluded from the assessment of effectiveness and will be recognized currently in earnings as a "fair value adjustment on interest rate hedges." The Company measures effectiveness of its synthetic swaps by comparing the changes in fair value of the synthetic swap to a hypothetical derivative that would be perfectly effective in offsetting changes in fair value of the hedged cash flows. The Company expects little to no ineffectiveness relative to its synthetic swap and as such changes in the fair value of the synthetic swaps are recorded as a component of other comprehensive income.

     The FASB continues to provide implementation guidance on technical issues regarding SFAS 133. During April 2001, the FASB has proposed alternative accounting treatment that would allow changes in the fair value of the Company's stand alone caps to be recorded as a component of other comprehensive income. Upon adoption of the proposed alternative treatment the Company will no longer recognize changes in fair value due to time value currently in earnings. However, prospectively the expiring portion of time value for the respective caps will be reflected in earnings of future quarters.

     Based upon the fair values of the caps and the floors at January 1, 2001 the Company recognized assets of $24.7 million and liabilities of $34.0 million. In addition, the Company de-recognized approximately $3.1 million of net deferred losses related to the unwinding of certain swaps and floors primarily due to the separation from its former Parent. The net deferred losses related to the unwound derivatives will be reflected as a component of accumulated other comprehensive income and will continue to amortize over the remaining life of the respective debt that was hedged.

     For the quarter ended March 31, 2001 the Company reclassified proceeds from its stand-alone caps of approximately $1.1 million to vehicle interest expense, a component of interest expense. For the quarter ended March 31, 2001 the Company reclassified payments under the floor component of its synthetic swaps of approximately $1.2 million to vehicle interest expense a component of interest expense. Amortization related to deferred losses was reclassified from other comprehensive income to vehicle interest expense and approximated $0.3 million for the three months ended March 31, 2001.

                             ANC RENTAL CORPORATION

13.  COMPREHENSIVE INCOME

     Comprehensive income includes effects of foreign currency translation and changes in fair value of certain derivative financial instruments which qualify for hedge accounting. Comprehensive income for the three months ended March 31, 2001 and 2000 is as follows (unaudited):

                                                              MARCH 31,    MARCH 31,
                                                                2001         2000
                                                              ---------    ---------
Net loss....................................................   $(33.0)      $(24.5)
Other comprehensive income (loss) net of tax:
  Foreign currency translation adjustments..................     (4.8)         1.2
  Unrealized loss on interest rate hedges...................    (14.0)          --
                                                               ------       ------
Other comprehensive income (loss), net of tax before
  cumulative effect of change in accounting principle.......    (51.8)       (23.3)
Cumulative effect of change in accounting principle, net of
  tax.......................................................    (14.6)          --
                                                               ------       ------
Other comprehensive income (loss)...........................   $(66.4)      $(23.3)
                                                               ======       ======

     The components of accumulated other comprehensive loss are as follows:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Foreign currency translation adjustments....................     $(15.3)       $(10.5)
Deferred losses on interest rate hedges.....................      (28.6)           --
                                                                 ------        ------
                                                                 $(43.9)       $(10.5)
                                                                 ======        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto under Item 1. In addition, reference should be made to the Company's audited Consolidated Financial Statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

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

GENERAL

     We rent vehicles on a daily or weekly basis to leisure and business travelers, principally from on-airport or near-airport locations through our Alamo and National brands, and to local customers who need replacement vehicles from locations in suburban areas through our Alamo Local Market Division. We operate primarily in the United States, Europe and Canada.

     We generate revenue primarily from vehicle rental charges and the sale of ancillary rental products. For the three months ended March 31, 2001 approximately 87% of our rental revenue was derived from vehicle rental charges with the remaining 13% derived from the sale of liability and other accident protection products, fuel usage fees, and customer convenience products including vehicle upgrades.

     We have re-cast our income statement presentation to provide further detail of cost drivers, as well as to conform more closely with other industry participants.

CONSOLIDATED RESULTS OF OPERATIONS

     A summary of our operating results is as follows for the periods indicated:

                                                                     THREE MONTHS ENDED
                                                        --------------------------------------------
                                                         MARCH 31,               MARCH 31,
                                                           2001         %          2000         %
                                                        -----------   ------    -----------   ------
Revenue...............................................   $  769.1      100.0%    $  808.8      100.0%
  Direct operating costs..............................      336.3       43.7        345.0       42.7
  Vehicle depreciation, net...........................      241.6       31.4        229.5       28.4
  Selling, general and administrative.................      157.8       20.5        183.0       22.6
  Severance/transition cost...........................        2.0        0.3          7.4        0.9
  Amortization of intangible assets...................        2.5        0.3          2.5        0.3
  Interest income.....................................       (1.3)      (0.2)        (0.1)        --
  Interest expense....................................       89.5       11.7         81.4       10.1
  Fair value adjustment on interest rate hedges.......        3.3        0.4           --         --
  Loss on sale and leaseback transactions.............        3.7        0.5           --         --
  Other (income) expense, net.........................       (0.6)      (0.1)         0.3         --
                                                         --------     ------     --------     ------
  Loss before income taxes............................   $  (65.7)      (8.5)%   $  (40.2)      (5.0)%
                                                         ========     ======     ========     ======
KEY STATISTICS
     Revenue per day..................................   $  35.72                $  36.38
     Charge days (in millions)........................       21.2                    21.9
     Average fleet....................................    304,460                 309,675
     Fleet utilization................................      77.5%                   77.8%

  Revenue

     Revenue was $769.1 million for the three months ended March 31, 2001, and $808.8 million for the three months ended March 31, 2000. The decrease in revenue of $39.7 million or 4.9% is primarily due to lower charge day volume of 3.1% or $24.9 million, lower revenue per day of 0.8% or $6.3 million, the unfavorable affects of foreign exchange rate movements of 0.9% or $7.7 million and lower licensee and other revenue of 0.1% or $0.8 million.

     The most significant declines in charge day volume for the quarter were primarily realized in our Alamo and National brands and our Alamo Local Market Division. The declines in our Alamo and National brands are primarily in inbound international tour, commercial and affinity business. During the first quarter of 2001, we intentionally managed our mix of business away from lower yielding channels, thereby causing the declines in volume in our affinity business. We expect declines in our inbound international tour and commercial channels to continue into the second quarter due to the weakening domestic economic conditions. Declines in our Alamo Local Market Division were due to overall lower volumes of insurance replacement business.

     The overall pricing environment in the domestic airport market continued to be extremely competitive during the first quarter of 2001 and will continue into the second quarter. Much of the price competition continues to be in the time and mileage rates, the base daily rate a customer is charged.

  Direct operating costs

     Direct operating costs include costs specifically related to the operation and maintenance of the fleet such as field personnel, variable transaction costs including but not limited to insurance, agency fees, and fuel, and facility costs. Direct operating costs were $336.3 million for the three months ended March 31, 2001 and $345.0 million for the three months ended March 31, 2000. As a percent of revenue, direct operating costs were 43.7% for the three months ended March 31, 2001 and 42.7% for the three months ended March 31, 2000.

     The decrease in direct operating costs in aggregate dollars of $8.7 million is due to: (1) approximately $7.0 million of lower field personnel costs due to implementation of cost reduction programs; (2) approxi-mately $5.2 million of lower variable transaction costs the result of overall lower revenue volumes; and (3) the favorable effects on expenses of foreign exchange rate movements approximating $3.2 million. These factors were offset by
(1) approximately $5.4 million of higher fleet operating costs including higher turn-back costs the result of reducing the fleet size to lower levels; and (2) approximately $1.3 million of increased facility maintenance costs.

  Vehicle depreciation

     Vehicle depreciation includes vehicle depreciation, net of manufacturer incentives, and gains and losses on vehicle sales in the ordinary course of business. Vehicle depreciation was $241.6 million for the three months ended March 31, 2001 and $229.5 million for the three months ended March 31, 2000. As a percent of revenue vehicle depreciation was 31.4% for the three months ended March 31, 2001 and 28.4% for the three months ended March 31, 2000.

     The increase in vehicle depreciation of $12.1 million is primarily due to increased depreciation rates partially offset by lower average fleet size on a year over year basis. The increase in depreciation rates of approximately $20.7 million is primarily due to higher vehicle acquisition costs coupled with changes in the mix of our fleet, as well as provisions incurred relative to the disposition of vehicles. Offsetting these increases were the benefits of a decreasing fleet size, which lowered our costs by approximately $7.2 million, as well as the benefits of foreign exchange rate movements, which lowered our costs by approximately $2.3 million. The balance of the increase is the result of lower utilization.

  Selling, general and administrative

     Selling, general and administrative expenses were $157.8 million for the three months ended March 31, 2001 and $183.0 million for the three months ended March 31, 2000. As a percentage of revenue selling, general and administrative expenses were 20.5% for the three months ended March 31, 2001 and 22.6% for the three months ended March 31, 2000. The decline in selling, general and administrative expenses of $25.2 million is due to lower variable selling cost and overhead spending approximating $13.5 million, declines in marketing and advertising expenses approximating $10.2 million and the favorable effects of foreign exchange rate movements approximating $1.5 million.

  Severance/transition cost

     During the first quarter of 2001, as part of a cost reduction plan, we reduced our workforce in excess of 700 people with a total annual expense of approximately $25.0 million. The severance related to those terminations was $2.0 million. During the first quarter of 2000, we incurred approximately $7.4 million of transition costs relative to our fourth quarter 1999 restructuring plan. These costs related to the consolidation of headquarter operations to Fort Lauderdale and were not previously accruable as part of the 1999 charge.

  Interest income

     Interest income was $1.3 million for the three months ended March 31, 2001 and $0.1 million for the three months ended March 31, 2000. The increase in interest income is due primarily to interest bearing assets contributed as part of the contributed insurance subsidiary from our former Parent.

  Interest expense

     Interest expense for the three month periods indicated comprised of:

                                                              MARCH 31,   MARCH 31,
                                                                2001        2000
                                                              ---------   ---------
Vehicle interest expense....................................    $72.4     $   77.9
Non-vehicle interest expense................................     17.1          3.5
                                                                -----     --------
                                                                $89.5     $   81.4
                                                                =====     ========

     The decrease in vehicle interest expense is due to lower average vehicle debt outstanding for the comparative period coupled with lower weighted average interest rates. The increase in non-vehicle interest expense is due primarily to interest and debt issue costs related to our interim financing and our revolving credit facilities. Amortization of debt issue costs relative to these facilities approximated $5.7 million for the first quarter of 2001.

  Fair value adjustment on interest rate hedges

     Effective January 1, 2001 we adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. For additional information regarding the adoption of SFAS 133 please refer to Note 12 of our Notes to Condensed Consolidated Financial Statements. For the three months ended March 31, 2001 we recognized a non-cash charge of approximately $3.3 million due to the application of these new accounting principles. The charge related to the changes in fair market value of the time value component of our stand-alone caps.

  Loss on sale and leaseback transactions

     As a result of weak operating performance in the fourth quarter of 2000 and the first quarter of 2001 and the resulting declines in operating cash flow we required additional liquidity to meet projected working capital needs. During the quarter, we entered into a series of sale and leaseback transactions for some of our owned land and buildings. Sales completed in the first quarter yielded net proceeds of approximately $79.0 million. During the second quarter through May 11, 2001, we closed additional sale and leaseback transactions yielding net proceeds of $20.8 million. The leases, with terms of not less than 20 years, are treated as operating leases, and will result in approximately $3.0 million per quarter of incremental rent expense over and above the amounts incurred during 2000. Any gains realized on the sale of the properties have been deferred and are being recognized over the life of the lease. Any losses will be recognized currently in earnings. Such losses approximated $3.7 million and deferred gains approximated $23.8 million for the three months ended March 2001. For the second quarter we expect that such losses will not exceed $1.0 million.

  Benefit for income taxes

     The benefit for income taxes was $25.6 million for the three months ended March 31, 2001 and $15.7 million for the three months ended March 31, 2000. The increase in benefit for income taxes is due to a higher pre-tax loss for the comparative periods.

  Restructuring and other charges

     During the fourth quarter of 1999, the Company approved and announced plans to significantly restructure its operations, which resulted in a pre-tax restructuring charge of $40.5 million. The restructuring plan included provisions for the consolidation of the North American headquarters, headcount reductions, and the closure of certain marginally profitable or unprofitable domestic and international locations, as well as the reduction of fleet. At March 31, 2001, $6.8 million remained accrued relative to the 1999 plan, with most of the remaining accruals being for severance and continuing lease obligations. The remaining severance accrual of $2.2 million is expected to be substantially paid by the end of the third quarter of 2001. Certain lease commitments will extend to the remainder of the applicable term of the lease. We charged $2.0 million to these reserves during the period ended March 31, 2001. The charges were primarily comprised of severance and rent paid during the period.

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

FIRST QUARTER 2001 VERSUS FOURTH QUARTER 2000

     A summary of our quarterly operating results is as follows for the periods indicated:

                                                                       THREE MONTHS ENDED
                                                            ----------------------------------------
                                                            MARCH 31,           DECEMBER 31,
                                                              2001        %         2000         %
                                                            ---------   -----   ------------   -----
Revenue...................................................  $  769.1    100.0%    $  803.3     100.0%
Direct operating costs....................................     336.3     43.7        342.5      42.6
Vehicle depreciation, net.................................     241.6     31.4        258.5      32.2
Selling, general and administrative.......................     157.8     20.5        168.4      20.9
Severance/transition cost.................................       2.0      0.3           --        --
Amortization of intangible assets.........................       2.5      0.3          2.5       0.3
Interest income...........................................      (1.3)    (0.2)        (1.9)     (0.2)
Interest expense..........................................      89.5     11.7        100.0      12.5
Fair value adjustment on interest rate hedges.............       3.3      0.4           --        --
Loss on sale and leaseback transactions...................       3.7      0.5           --        --
Other (income) expense, net...............................      (0.6)    (0.1)         0.3        --
                                                            --------    -----     --------     -----
Loss before income taxes..................................  $  (65.7)    (8.5)%   $  (67.0)     (8.3)%
                                                            ========    =====     ========     =====
KEY STATISTICS
  Revenue per day.........................................  $  35.72              $  34.65
  Charge days (in millions)...............................      21.2                  22.8
  Average fleet...........................................   304,460               323,874
  Fleet utilization.......................................      77.5%                 76.6%

     Revenue declined $34.2 million or 4.3% which was primarily driven by declines in charge day volume with the declines being realized in inbound international tour business and affinity business. As previously discussed, during the first quarter of 2001, we intentionally managed our mix of business away from lower yielding channels, thereby causing the declines in volume in our affinity business. We also expect declines in our inbound international tour business to continue into the second quarter. Offsetting these declines in volume were increases in revenue per day as compared to the fourth quarter of 2000 due to price increases in North America and other pricing actions.

     Direct operating costs declined $6.2 million primarily due to lower variable transaction costs due to lower overall volumes as well as lower field personnel costs.

     Vehicle depreciation decreased $16.9 million primarily due to a lower overall average fleet as compared to the fourth quarter of 2000.

     Selling, general and administrative costs declined $10.6 million primarily due to lower marketing and advertising costs, lower variable selling costs due to lower revenue volume levels and reduced overhead spending.

     Interest expense components are as follows for the three month periods indicated:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Vehicle interest expense....................................    $72.4        $ 81.3
Non-vehicle interest expense................................     17.1          18.7
                                                                -----        ------
                                                                $89.5        $100.0
                                                                =====        ======

     The decrease in vehicle interest expense is due to lower average vehicle debt outstanding in the current period coupled with lower average interest rates. The decrease in non-vehicle interest expense is due primarily to lower amortization of debt issue costs. Amortization of debt issue costs was approximately $5.7 million for the first quarter of 2001 as compared to $6.7 million for the fourth quarter 2000.

CASH FLOWS

     The following discussion relates to the major components of changes in cash flows for the three months ended March 31, 2001 and 2000.

  Cash Flows from Operating Activities

     Cash flows provided by operating activities were $94.7 million for the three months ended March 31, 2001, and cash used in operating activities was $351.6 million for the three months ended March 31, 2000. The increase in cash flows provided by operating activities in 2001 as compared to 2000 is primarily due to changes in working capital including lower vehicle manufacturer receivables and reduced vehicle purchases. The decrease in amounts due from manufacturers is primarily the result of the timing of cash receipts from manufacturers for vehicle dispositions.

  Cash Flows from Investing Activities

     Cash flows provided by investing activities were $67.6 million for the three months ended March 31, 2001, and cash flows used in investing activities were $17.3 million for the three months ended March 31, 2000. The increase in cash provided by investing activities, as previously discussed, is due to proceeds from our sale and leaseback transactions. Cash flows used in investing activities for capital additions during the three months ended March 31, 2001 were $12.8 million and during the three months ended March 31, 2000 were $19.8 million.

  Cash Flows from Financing Activities

     Cash flows used in financing activities for the three months ended March 31, 2001 were $79.3 million, and cash flows provided by financing activities were $359.0 million for the three months ended March 31, 2000. The decrease in cash flows from financing activities in 2001 as compared to 2000 is primarily due to lower overall net proceeds from vehicle financings, the result of an overall smaller average fleet. Additionally, in the first quarter of 2000 we received a capital contribution from our former Parent of $180.0 million. Please refer to our discussion on Financial Condition contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

     Our capital structure consists of vehicle debt, non-vehicle debt (also referred to on our balance sheet as "other debt"), and equity contributed to us by our former Parent. Vehicle debt represents the debt programs used to finance our fleet and consists of: (1) commercial paper programs; (2) asset-backed medium-term note programs; and (3) various other committed and uncommitted fleet facilities used to fund our European operations. Our non-vehicle financing consists of: (1) a three-year secured revolving credit facility; (2) a one-year supplemental revolving credit facility, which converts to a two-year term note;
(3) an interim loan agreement; (4) notes payable to a vehicle manufacturer used for working capital; (5) a seller-financed acquisition note payable; and (6) various international working capital arrangements related to our European and Canadian operations.

  Vehicle Debt

     As of March 31, 2001 our commercial paper program was a $1.14 billion single-seller commercial paper program. Borrowings under this program are secured by eligible vehicle collateral and bear interest at market based commercial paper rates. The program has been extended for an additional sixty-day period beyond the May 11, 2001 expiration. The program is supported by $1.095 billion of bank lines of credit which provide liquidity backup for the facility, as well as $45.0 million of restricted cash, which provides credit enhancement and additional liquidity.

     We have financed $200.0 million of our seasonal fleet capacity with a variable funding note that will expire October 2001. Also, we have financed maturing capacity with an auction-rate note program that has total capacity of $531.3 million. During the sixty-day extension period for the single-seller commercial paper program we expect to reduce our program to a smaller one extending into a 364 day facility and/or other similar asset-backed financings.

     Our medium-term note financings mature at various dates through 2004 and totaled $3.4 billion. In May 2001, as part of our efforts to replace maturing capacity, we issued $600.0 million of rental vehicle asset-backed medium-term notes at a floating rate based upon a spread over LIBOR, which as of May 9, 2001 approximated 4.59%. We capped the effective interest rate on these notes at 7.74% through the use of certain derivative instruments.

  Non-vehicle Debt

     In June 2000, we entered into a three-year secured revolving credit facility with a borrowing base capacity of up to $175.0 million at a floating rate, currently based upon a spread of 1.75% above LIBOR. We also have entered into a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million and (2) an amount equal to $175.0 million less the borrowing base of the $175.0 million secured revolving credit facility. As of April 15, 2001, the borrowing base under the $175.0 million secured revolving credit facility approximated $68.4 million, of which approximately $54.0 million was used to support outstanding letters of credit. In connection with the consummation of the sale and leaseback transactions through May 11, 2001 the borrowing base under the $175.0 million secured revolving credit facility decreased by approximately $39.3 million from December 31, 2000 levels. The supplemental secured revolving credit facility has a term of one year, and will be available until no later than May 31, 2001 to the extent there is no availability for borrowings under the $175.0 million secured revolving credit facility. Any amounts outstanding under the supplemental secured revolving credit facility on its one year maturity date will be converted into a term loan maturing on May 31, 2003. Interest on the supplemental secured revolving credit facility will be payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October commencing October 1, 2000. As of March 31, 2001 and April 30, 2001, no amounts were outstanding under either the secured or supplemental secured revolving credit facilities. We intend to draw on the supplemental secured revolving credit facility before the May 31, 2001 maturity. We also expect to allow the indebtedness outstanding under the supplemental secured revolving credit facility to convert into the term loan.

     We also entered into an agreement with a lender on June 30, 2000 for interim financing of $225.0 million in connection with our separation from our former Parent. The initial term of the interim financing is 12 months. The interest rate on the interim financing is fixed at 13.5% during the term. The interim financing requires us to pay commitment fees totaling up to $22.0 million, all of which was paid through March 31, 2001. If we do not refinance the interim financing by June 30, 2001, the interim financing will extend into a six-year term loan and we will be obligated to issue warrants representing up to 7.5% of our fully diluted capital stock and pay a fee approximating 3.0% of the principal remaining outstanding under the interim financing. The term loan would bear interest at an increasing rate starting at 13.5% and increase by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed rate note with a similar maturity. The warrants would have a term of 10 years and would have an exercise price of $.01 per share. The fair value of the warrants on the date of issuance would be treated as a note discount and would be amortized as a component of interest expense over the term of the refinancing. We are required to file registration statements with the Securities and Exchange Commission which will register the fixed rate notes referred to above and the shares of common stock issuable upon the exercise of the warrants. To the extent we do not file these registration statements or they are not declared effective within certain time constraints we will be required to pay penalties. In connection with the consummation of our sale and leaseback transactions, we would have been obligated to use the proceeds to prepay the interim financing. As part of an amendment to such facility, the lender agreed that such proceeds could be used for general corporate purposes and that on September 30, 2001 we would be required to prepay the interim financing by approximately $70.0 million. We currently expect that the interim facility will extend into the term loan previously described and that we will be required to issue the associated warrants. Had the warrants been issued as of March 31, 2001 we would have increased our fully diluted shares by approximately 3.7 million shares and recorded a note discount of approximately $11.1 million, which will amortize to interest expense over the term of the note.

     Our governing documents for our credit facilities and interim financing, entered into during 2000, require us to maintain certain financial ratios including, but not limited to financial performance measures and limits on additional indebtedness. In addition these documents restrict our ability to: sell assets; grant or incur liens on our assets; repay certain indebtedness; pay dividends; make certain investments or acquisitions; issue certain guarantees; enter certain sale and leaseback transactions; repurchase or redeem capital stock; engage in mergers or consolidations; and engage in certain transactions with our affiliates. As of and for the four quarters ended March 31, 2001 the Company has complied with these financial covenants and other restrictions. Any failure to comply with these restrictions would allow our lenders to accelerate their indebtedness and seek other remedies available to secured lenders.

     Separately, we use interest rate derivative financial instruments to manage the impact of interest rate changes on our variable rate debt. These derivative instruments consist of interest rate caps and floors. The amounts exchanged by the counterparties are based upon the notional amounts and other terms, generally related to interest rates. Notional principal amounts related to interest rate caps and floors as of March 31, 2001 were $1.75 billion and $800.0 million, respectively. The interest rate caps and floors effect a weighted average interest rate of 6.15% as of March 31, 2001. Variable rates on the interest rate caps and floors are indexed to LIBOR. Including our interest rate derivatives, our ratio of fixed interest rate debt to total debt outstanding was 79% as of March 31, 2001.

     In the normal course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. To date, we have satisfied financial responsibility requirements for regulatory agencies and insurance companies by making cash deposits, obtaining surety bonds or by obtaining bank letters of credit. At March 31, 2001, we had outstanding surety bonds of approximately $130.0 million, the majority of which expire during 2001. Because of our financial performance and a difficult surety market we currently expect to provide our principle surety provider a second priority security interest in certain fleet assets and a third priority security interest in all corporate assets in the amount of our outstanding surety bonds. We also expect to agree to certain limits on the amount of senior secured debt we could incur without obtaining the consent of our surety. Continued losses in excess of our plan will adversely affect our financial condition and our ability to maintain or renew these surety bonds. In addition, we can not assure you that our primary surety provider will continue to consent to maintaining these surety bonds or provide new bonds or renew existing bonds as needed, which could have a material adverse effect on our business, consolidated results of operations and/or our financial condition.

  Financing Requirement

     As previously discussed, we have recently entered into sale and leaseback transactions for substantially all of our owned land and buildings. As of March 31, 2001 we consummated transactions with approximately $79.0 million of net proceeds, which during April was used for general corporate purposes. During the second quarter through May 11, 2001, we consummated additional transactions approximating $20.8 million of net proceeds. We expect that during the remainder of the second quarter we will complete additional transactions with $11.1 million of net proceeds. In connection with our sale and leaseback transactions, we would have been obligated to use the proceeds to prepay the interim financing. However, as part of an amendment to such facility, the lender agreed that such proceeds could be used for general corporate purposes and that on September 30, 2001 we would be required to prepay the interim financing by approximately $70.0 million. In part, as consideration for the receipt of these amendments we granted the lender under our interim financing a lien on the proceeds of such sale, and we agreed to grant such lender a second priority security interest in certain fleet assets and a third priority security interest in all corporate assets.

     Continued losses in excess of our plan will adversely affect our financial condition and may affect our ability to obtain incremental financing or to comply with certain covenants contained within our loan agreements. There is no assurance that we will be able to generate sufficient operating cash flows, secure additional financing facilities to meet our on-going financing needs, refinance existing indebtedness or comply with covenants in future periods.

FORWARD-LOOKING STATEMENTS

     Certain statements and information included in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. In addition, from time to time our representatives or we may make forward-looking statements orally or in writing. Forward-looking statements included in the report include, among other things, statements regarding our ability to secure additional financing and refinance existing indebtedness.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the effect of our indebtedness on our operations, the availability and cost of capital, the impact of competition in the automotive rental industry, costs and other factors related to the acquisition and disposition of vehicles, including our reliance on repurchase programs and automobile manufacturers, our reliance on our principal surety provider and risks that our surety provider will call existing bonds or fail to provide future bonds, the seasonal nature of our business and the impact of decreases in air travel, the effects of legal proceedings and regulatory matters on our business, and the impact of general economic conditions, as well as other factors discussed in our Annual Report on Form 10-K and other filings which we make with the Securities and Exchange Commission.

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

                                                     EXPECTED MATURITY DATE                                FAIR VALUE
                                     -------------------------------------------------------               MARCH 31,
MARCH 31, 2001:                       2001     2002     2003     2004     2005    THEREAFTER    TOTAL         2001
---------------                      ------   ------   ------   ------   ------   ----------   --------   ------------
                                                                       (IN MILLIONS)
(Asset)/Liability
Variable rate debt.................  $897.2   $590.9   $500.0   $700.0   $   --     $   --     $2,688.1     $2,688.1
  Average interest rates...........    5.28%    5.42%    5.22%    5.26%      --         --           --           --
Interest rate caps.................      --    550.0    500.0    700.0       --         --      1,750.0        (14.8)
  Average rate.....................      --     5.73%    7.30%    6.26%      --         --           --           --
Interest rate floors...............      --       --    500.0    300.0       --         --        800.0         50.5
  Average rate.....................      --       --     7.30%    6.26%      --         --           --           --

                                                     EXPECTED MATURITY DATE                                FAIR VALUE
                                     -------------------------------------------------------              DECEMBER 31,
DECEMBER 31, 2000:                    2001     2002     2003     2004     2005    THEREAFTER    TOTAL         2000
------------------                   ------   ------   ------   ------   ------   ----------   --------   ------------
                                                                       (IN MILLIONS)
(Asset)/Liability
Variable rate debt.................  $760.0   $595.6   $500.0   $700.0   $   --     $   --     $2,555.6     $2,555.6
  Average interest rates...........    6.73%    6.98%    6.90%    6.94%      --         --           --           --
Interest rate caps.................      --    550.0    500.0    700.0       --         --      1,750.0        (24.7)
  Average rate.....................      --     5.73%    7.30%    6.26%      --         --           --           --
Interest rate floors...............      --       --    500.0    300.0       --         --        800.0         34.0
  Average rate.....................      --       --     7.30%    6.26%      --         --           --           --

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
4.1      Second Amendment, dated as of March 29, 2001, to the Amended and Restated Senior Loan Agreement, dated as of June 30,
         2000, among ANC Rental Corporation, Lehman Brothers Inc.,
         and Lehman Commercial Paper Inc.
4.2      Second Amendment, dated as of March 29, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000,
         among ANC Rental Corporation, Lehman Brothers Inc., Lehman
         Commercial Paper Inc., and Congress Financial Corporation
4.3      Second Amendment, dated as of March 29, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000,
         among ANC Rental Corporation, Lehman Brothers Inc., and
         Lehman Commercial Paper Inc.
10.1     ANC Rental Corporation Key Employee Severance Protection
         Plan

(b) REPORTS ON FORM 8-K.

     Form 8-K, dated January 31, 2001 (filed January 31, 2001), Item 9, reporting ANC Rental Corporation annual results for the year ended December 31, 2000.

     Form 8-K, dated January 2, 2001 (filed January 2, 2001), Item 5, reporting ANC Rental Corporation revised fourth quarter expectations and changes in senior management.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ANC RENTAL CORPORATION

Dated: May 14, 2001                             By: /s/ KATHLEEN W. HYLE
                                                -----------------------------------------------------
                                                Kathleen W. Hyle
                                                Senior Vice President and Chief Financial Officer
                                                (Principal Financial Officer and
                                                Duly Authorized Officer)