Form 10-Q
period 2001-06-30
ANC RENTAL CORP
filed 2001-08-10
CIK 1097523

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2001, the registrant had outstanding 45,211,571 shares of Common Stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ANC RENTAL CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I.
                           FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of June 30, 2001
         (Unaudited) and December 31, 2000...........................    1
         Unaudited Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 2001 and 2000...    2
         Unaudited Condensed Consolidated Statement of Shareholders'
         Equity for the Six Months Ended June 30, 2001...............    3
         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2001 and 2000.............    4
         Notes to Condensed Consolidated Financial Statements........    5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   13

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   22

                                 PART II.
                             OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   24

Item 2.  Changes in Securities and Use of Proceeds...................   24

Item 3.  Defaults Upon Senior Securities.............................   24

Item 4.  Submission of Matters to a Vote of Security Holders.........   24

Item 5.  Other Information...........................................   24

Item 6.  Exhibits and Reports on Form 8-K............................   25

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ANC RENTAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                               --------     ------------
                                                              (UNAUDITED)
                                         ASSETS
Cash and cash equivalents...................................   $   96.6       $   21.4
Restricted cash and cash equivalents........................      334.5          321.9
Receivables, net............................................      398.2          681.4
Prepaid expenses............................................       61.9           68.9
Vehicles, net...............................................    5,262.1        4,451.4
Property and equipment, net.................................      475.4          576.0
Intangible assets, net......................................      342.0          347.9
Other assets................................................      101.7           68.7
                                                               --------       --------
          Total assets......................................   $7,072.4       $6,537.6
                                                               ========       ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................   $  273.8       $  242.4
Accrued liabilities.........................................      208.5          241.0
Insurance reserves..........................................      283.6          290.5
Vehicle debt................................................    4,728.9        4,228.9
Other debt..................................................      289.3          276.7
Deferred income taxes.......................................      103.6          143.6
Other liabilities...........................................      364.7          221.9
                                                               --------       --------
          Total liabilities.................................    6,252.4        5,645.0
                                                               --------       --------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $0.001 per share; 10,000,000
     shares authorized; none issued.........................         --             --
  Common stock, par value $.01 per share; 250,000,000 shares authorized; 45,203,565 and 45,158,707 issued and
     outstanding at June 30, 2001 and December 31, 2000,
     respectively...........................................        0.5            0.5
  Additional paid-in capital................................      906.7          895.6
  Retained earnings (deficit)...............................      (49.6)           7.0
  Accumulated other comprehensive loss......................      (37.6)         (10.5)
                                                               --------       --------
                                                                  820.0          892.6
                                                               --------       --------
          Total liabilities and shareholders' equity........   $7,072.4       $6,537.6
                                                               ========       ========

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         ------------------   --------------------
                                                          2001       2000       2001        2000
                                                         -------    -------   --------    --------
Revenue................................................  $850.6     $909.2    $1,619.6    $1,718.0
Direct operating costs.................................   354.9      356.2       691.0       701.1
Vehicle depreciation, net..............................   271.1      239.5       512.7       469.1
Selling, general, and administrative...................   162.7      192.1       322.5       382.5
Amortization of intangible assets......................     2.5        2.5         5.0         5.0
Interest income........................................    (1.9)      (0.5)       (3.2)       (0.6)
Interest expense.......................................    92.3       91.4       181.9       172.8
Fair value adjustment on interest rate hedges..........    (1.0)        --         2.3          --
Other expense, net.....................................     0.5        2.6         3.6         2.9
                                                         ------     ------    --------    --------
Loss before income taxes...............................   (30.5)      25.4       (96.2)      (14.8)
Provision (benefit) for income taxes...................    (6.9)       9.9       (32.5)       (5.8)
                                                         ------     ------    --------    --------
Net loss before cumulative effect of change in
  accounting principle.................................   (23.6)      15.5       (63.7)       (9.0)
Cumulative effect of change in accounting principle,
  net of provision for income taxes of $4.5 in 2001....      --         --         7.1          --
                                                         ------     ------    --------    --------
Net income (loss)......................................  $(23.6)    $ 15.5    $  (56.6)   $   (9.0)
                                                         ======     ======    ========    ========
Basic and diluted earnings (loss) per share before
  cumulative effect of change in accounting
  principle............................................  $(0.52)    $ 0.34    $  (1.41)   $  (0.20)
Basic and diluted earnings (loss) per share............  $(0.52)    $ 0.34    $  (1.25)   $  (0.20)
Shares used in computing per share amounts:
  Basic and diluted....................................    45.2       45.1        45.2        45.1

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                  ACCUMULATED
                                                                                     OTHER
                                        COMMON STOCK     ADDITIONAL              COMPREHENSIVE
                                       ---------------    PAID-IN     RETAINED      INCOME       SHAREHOLDERS'
                                       SHARES   AMOUNT    CAPITAL     EARNINGS      (LOSS)          EQUITY
                                       ------   ------   ----------   --------   -------------   -------------
BALANCE AT DECEMBER 31, 2000.........   45.2     $0.5      $895.6      $  7.0       $(10.5)         $892.6
Net loss.............................     --       --          --       (56.6)          --           (56.6)
  Other comprehensive income:
     Foreign currency translation
       adjustments, net of benefit
       for income taxes of $0........     --       --          --          --         (3.7)           (3.7)
     Unrealized loss on interest rate
       hedges, net of benefit for
       income taxes of $2.8..........     --       --          --          --         (8.8)           (8.8)
     Cumulative effect of change in
       accounting principle, net of
       benefit for income taxes of
       $9.3..........................     --       --          --          --        (14.6)          (14.6)
     Obligation to issue common stock
       purchase warrants.............     --       --        11.0          --           --            11.0
     Issuance of shares for employee
       benefit plan..................     --       --         0.1          --           --             0.1
                                        ----     ----      ------      ------       ------          ------
BALANCE AT JUNE 30, 2001.............   45.2     $0.5      $906.7      $(49.6)      $(37.6)         $820.0
                                        ====     ====      ======      ======       ======          ======

         The accompanying notes are an integral part of this statement.

                             ANC RENTAL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
  Net loss..................................................  $    (56.6)  $     (9.0)
  Adjustments to reconcile net income to net cash and cash
     equivalents provided by (used in) operating activities:
     Cumulative effect of change in accounting principle,
      net of tax............................................        (7.1)          --
     Fair value adjustment on interest rate hedges..........         2.3           --
     Loss (gain) on sale of property........................         4.2         (1.1)
     Depreciation and amortization of property and
      equipment.............................................        39.6         38.4
     Amortization of intangible assets and debt issue
      costs.................................................        23.2         10.2
     Deferred income tax benefit............................       (32.5)        (5.8)
     Depreciation of vehicles...............................       512.7        469.1
     Purchases of vehicles..................................    (4,152.8)    (4,532.9)
     Sales of vehicles......................................     2,792.8      2,918.0
     Changes in assets and liabilities, net:
       Receivables..........................................       283.4        163.1
       Prepaid expenses and other assets....................        (4.0)        (2.2)
       Accounts payable and accrued liabilities.............        (2.6)        14.8
       Other liabilities....................................        (3.9)        47.2
                                                              ----------   ----------
                                                                  (601.3)      (890.2)
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
  Purchases of property and equipment.......................       (22.4)       (41.4)
  Proceeds from sale of property and equipment..............       113.5         32.2
                                                              ----------   ----------
                                                                    91.1         (9.2)
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
  Proceeds from vehicle financing...........................    23,127.7     33,666.7
  Payments on vehicle financing.............................   (22,605.7)   (33,291.0)
  Proceeds from issuance of other debt......................       275.8        284.4
  Payments on other debt....................................      (250.8)       (54.0)
  Cash transfers from Parent................................          --        209.0
  Subsidiary limited partner contributions..................        60.1        102.1
  Debt issue costs and purchases of interest rate hedges....       (21.1)       (24.2)
  Other.....................................................        (0.6)        (0.7)
                                                              ----------   ----------
                                                                   585.4        892.3
                                                              ----------   ----------
Increase (decrease) in cash and cash equivalents............        75.2         (7.1)
Cash and cash equivalents at beginning of period............        21.4         17.4
                                                              ----------   ----------
Cash and cash equivalents at end of period..................  $     96.6   $     10.3
                                                              ==========   ==========

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN MILLIONS EXCEPT SHARE DATA)

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

     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     Prior to June 30, 2000 the Company was a wholly owned subsidiary of AutoNation, Inc. ("our former Parent" or "AutoNation"). On June 30, 2000 AutoNation distributed its interest in the Company to its shareholders on a tax-free basis at which point the Company became an independent, publicly owned company. The Company entered into agreements with AutoNation, which provided for the separation of the Company's business from AutoNation and govern various interim and ongoing relationships between the companies.

     All historical share and per share data included in the Unaudited Condensed Consolidated Statements of Operations, has been retroactively adjusted for the recapitalization of the former Parent's 100 shares of common stock into 45,142,728 shares of Common Stock on June 30, 2000.

     Basic earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method, and common stock purchase warrants calculated using the if-converted method. As of June 30, 2001 the Company had 6.6 million options outstanding and
3.7 million common stock purchase warrants considered to be outstanding, which due to their anti-dilutive nature were not included in the calculation of diluted earnings (loss) per share. For the three and six month periods ended June 30, 2000 there were no dilutive effects from stock options or common stock purchase warrants, as there were none outstanding.

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

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

                             ANC RENTAL CORPORATION

2.  RECEIVABLES

     The components of receivables, net of allowance for doubtful accounts, are as follows:

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
Trade receivables...........................................     $210.7         $207.4
Vehicle manufacturer receivables............................      103.5          423.6
Other.......................................................      106.1           90.9
                                                                 ------         ------
                                                                  420.3          721.9
Less: allowance for doubtful accounts.......................      (22.1)         (40.5)
                                                                 ------         ------
                                                                 $398.2         $681.4
                                                                 ======         ======

3.  VEHICLES

     A summary of vehicles is as follows:

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
Vehicles....................................................    $5,843.5       $5,030.7
Less: accumulated depreciation..............................      (581.4)        (579.3)
                                                                --------       --------
                                                                $5,262.1       $4,451.4
                                                                ========       ========

4.  PROPERTY AND EQUIPMENT

     A summary of property and equipment is as follows:

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
Land........................................................    $   51.3       $  121.0
Furniture, fixtures and equipment...........................       426.0          420.1
Buildings and improvements..................................       301.5          324.7
                                                                --------       --------
                                                                   778.8          865.8
Less: accumulated depreciation and amortization.............      (303.4)        (289.8)
                                                                --------       --------
                                                                $  475.4       $  576.0
                                                                ========       ========

     During the year the Company entered into a series of sale and leaseback transactions for some of its owned land and buildings. Sales in the first quarter yielded net proceeds of approximately $79.0 million. During the second quarter the Company closed additional sale and leaseback transactions yielding net proceeds of approximately $31.3 million. The leases, with terms of not less than 20 years, are treated as operating leases, and will result in approximately $3.0 million per quarter of incremental rent expense over and above the amounts incurred during 2000. Gains realized on the sale of the properties have been deferred and are being recognized over the life of the respective leases. Such transaction gains approximated $34.1 million. Losses recognized currently in earnings approximated $0.5 million and $4.2 million for the three and six months ended June 30, 2001, respectively.

                             ANC RENTAL CORPORATION

5.  OTHER ASSETS

     The components of other assets are as follows:

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
Deposits....................................................     $ 35.0         $33.8
Debt issue cost, net........................................       28.6          25.7
Interest rate hedges, at fair value.........................       27.5            --
Other.......................................................       10.6           9.2
                                                                 ------         -----
                                                                 $101.7         $68.7
                                                                 ======         =====

6.  ACCOUNTS PAYABLE

     The components of accounts payable are as follows:

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
Trade payables..............................................     $148.1         $123.1
Vehicle payables............................................      125.7          119.3
                                                                 ------         ------
                                                                 $273.8         $242.4
                                                                 ======         ======

     Vehicle payables represent amounts to be financed after period end for vehicles acquired under the Company's vehicle financing programs.

7.  OTHER LIABILITIES

     Components of other liabilities are as follows:

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
Minority interest...........................................     $219.6         $159.5
Interest rate hedges, at fair value.........................       44.0             --
Deferred gains on property sales............................       33.8             --
Other.......................................................       67.3           62.4
                                                                 ------         ------
                                                                 $364.7         $221.9
                                                                 ======         ======

     Minority interest represents the limited partnership interest in a subsidiary of the Company. Minority interest in the subsidiary's income is included in vehicle interest expense and was $2.0 million and $1.5 million for the three months ended June 30, 2001 and 2000, respectively, and $3.7 and $2.7 million for the six months ended June 30, 2001 and 2000, respectively.

                             ANC RENTAL CORPORATION

8.  VEHICLE DEBT

     Vehicle debt is as follows:

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
Amounts under various commercial paper programs secured by
  eligible vehicle collateral; interest based on
  market-dictated commercial paper rates; weighted average
  interest rates of 4.20% and 6.77% at June 30, 2001 and
  December 31, 2000, respectively...........................    $  493.8       $  642.7
Auction-rate note program; weighted average interest rate of
  4.58% at June 30, 2001; maturities through 2006, net of a
  $0.4 million discount.....................................       220.9             --
Amounts under various asset-backed medium-term note programs secured by eligible vehicle collateral:
     Fixed rate component; weighted average interest rate of
       6.16% at June 30, 2001 and 6.30% at December 31,
       2000; maturities through 2004........................     1,490.5        1,750.0
     Floating rate component based on a spread over LIBOR;
       weighted average interest rate of 4.13% and 6.93% at
       June 30, 2001 and December 31, 2000, respectively;
       maturities through 2005..............................     2,400.0        1,750.0
Other committed and uncommitted secured vehicle financings
  primarily with financing institutions in the United
  Kingdom; LIBOR based interest rates; weighted average
  interest rates of 5.12% and 5.62% at June 30, 2001 and
  December 31, 2000, respectively; maturities through
  2002......................................................       123.7           86.2
                                                                --------       --------
                                                                $4,728.9       $4,228.9
                                                                ========       ========

     At June 30, 2001, aggregate expected maturities of vehicle debt were as follows:

2001........................................................  $  941.8
2002........................................................   1,091.2
2003........................................................     758.0
2004........................................................   1,417.0
2005........................................................     300.0
Thereafter..................................................     220.9
                                                              --------
                                                              $4,728.9
                                                              ========

     The Company finances vehicle purchases for its domestic automotive rental operations through various asset-backed financings. As of June 30, 2001 the Company had a $625.0 million commercial paper program. In July 2001 the program was reduced to $420.0 million. Borrowings under this program are secured by eligible vehicle collateral and bear interest at market based commercial paper rates. The resized $420.0 million single-seller commercial paper program, which expires September 2001, is supported by $400.0 million of bank lines of credit which provide liquidity backup for the facility as well as $20.0 million of restricted cash which provide liquidity backup and credit enhancement for the facility. The Company expects to refinance its maturing single-seller commercial paper program with similar asset-backed financings.

                             ANC RENTAL CORPORATION

     The Company has financed $300.0 million of its seasonal fleet requirements with variable funding notes that will expire in October 2001. The Company's medium-term note financings mature at various dates through 2005 and totaled $3.9 billion at June 30, 2001. In May 2001, the Company replaced maturing notes with $600.0 million of vehicle asset-backed medium-term notes at a floating rate based upon a spread over LIBOR. Also, the Company has financed maturing debt capacity with an auction-rate note program that has total capacity of $531.3 million.

     The weighted average stated interest rate on total vehicle debt, excluding the effects of interest rate hedges and fee amortization, was 4.83% and 6.62% at June 30, 2001 and December 31, 2000, respectively. Interest expense on vehicle debt included as a component of total interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations approximated $75.7 million and $87.9 million for the three months ended June 30, 2001 and 2000, respectively, and $148.1 million and $165.8 million for the six months ended June 30, 2001 and 2000, respectively.

     The Company is subject to, and is in compliance with, various covenants relative to its vehicle debt, the most restrictive of which is the maintenance of certain collateral levels.

9.  OTHER DEBT

     Other debt is as follows:

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
Secured revolving credit facility weighted average interest
  rate of 11.0% at December 31, 2000........................    $     --       $   17.0
Supplemental secured term loan at 10.06% matures May 31,
  2003......................................................        40.0             --
Interim financing fixed rate note at 13.5% through June 30,
  2001 increasing 0.5% each quarter thereafter capped at
  18.0%, matures June 30, 2007, net of an $11.0 million
  discount in 2001..........................................       189.0          200.0
Notes payable to vehicle manufacturer; weighted average
  interest rates of 4.26% and 7.45% at June 30, 2001 and
  December 31, 2000 respectively, matures 2002..............        35.0           35.0
Notes payable to former owners of acquired business;
  interest payable using LIBOR based rates; weighted average interest of 7.05% and 5.86% at June 30, 2001 and December
  31, 2000, respectively; redeemable at the option of the
  holder through maturity in 2003...........................         7.9            8.5
Other uncommitted credit facilities and other notes;
  interest ranging from 2.50% to 7.10%; maturing through
  2001......................................................        17.4           16.2
                                                                --------       --------
                                                                $  289.3       $  276.7
                                                                ========       ========

     As of June 30, 2001 aggregate expected maturities of other debt exclusive of note discounts approximating $11.0 million, are as follows: $95.3 million in 2001, $35.0 million in 2002, $40.0 million in 2003 and $130.0 million in 2007.

     The Company has a three-year secured revolving credit facility with borrowing base capacity of up to $175.0 million at a floating rate, currently based upon a spread of 2.75% above LIBOR. As of June 30, 2001 the borrowing base under the $175.0 million secured revolving credit facility approximated $76.0 million, of which approximately $60.4 million was used to support outstanding letters of credit. The Company also has a $40.0 million supplemental secured credit facility which will terminate in 2003. Interest on the supplemental secured term loan is payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October.

                             ANC RENTAL CORPORATION

     The Company entered into an agreement with a lender on June 30, 2000 for interim financing of $225.0 million in connection with its separation from AutoNation. As of June 30, 2001 $200.0 million of the interim financing extended into a six-year term loan and the Company became obligated to issue warrants representing approximately 3.7 million shares and pay a fee of $6.0 million. The term loan bears interest at an increasing rate starting at 14.0% as of July 1, 2001 and increases by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed rate note with similar maturity. The warrants have a term of 10 years and an exercise price of $0.01 per share. The fair value of the warrants on June 30, 2001 was $11.0 million. The fair value of the warrants were recorded as a note discount and are being amortized as a component of interest expense over the term of the note using the effective interest method.

     In connection with the Company's sale and leaseback transactions, the Company and its lenders amended the interim financing and the secured revolving credit facility. As part of the interim facility amendment the Company was allowed to use the proceeds from the sale and leaseback transactions for general corporate purposes. The amendment also requires that on September 30, 2001 the Company pay-down its rolled-over interim facility by approximately $70.0 million.

     The Company's governing documents for its credit facilities and interim financing, entered into during 2000 and subsequently amended, require it to maintain certain financial ratios including, but not limited to, financial performance measures and limits on additional indebtedness. In addition these documents restrict the Company's ability to: sell assets; grant or incur liens on our assets; repay certain indebtedness; pay dividends; make certain investments or acquisitions; issue certain guarantees; enter certain sale and leaseback transactions; repurchase or redeem capital stock; engage in mergers or consolidations; and engage in certain transactions with our affiliates. The Company has complied with those covenants as of, and for, the four quarters ended June 30, 2001, as amended.

10.  RESTRUCTURING

     At June 30, 2001, $5.5 million remains accrued relative to the Company's 1999 restructuring plan with most of the remaining severance cost of $1.2 million expected to be substantially paid by the end of the third quarter of 2001; certain lease commitments will extend to the remainder of the applicable lease term. The Company charged $1.3 million and $3.3 million to these reserves during the three and six months periods ended June 30, 2001. The charges were primarily comprised of severance and rent paid during the period.

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

                             ANC RENTAL CORPORATION

     The major market risk hedged by the Company is the changes in LIBOR-based interest rates. The Company's policy is to manage interest rate risk through a combination of fixed and floating rate debt. The Company uses interest rate derivatives to adjust interest rate exposures, when appropriate, based upon market conditions. As of January 1, 2001 these derivatives consist of stand-alone interest rate caps and a combination of interest rate caps and floors to create synthetic swaps. The Company enters into derivatives with a group of financial institutions with investment grade ratings, thereby minimizing credit risk. The Company's derivative instruments qualify for hedge accounting treatment under SFAS 133. In order to qualify for hedge accounting certain criteria must be met including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. Hedge accounting treatment permits certain changes in the fair value of the Company's qualifying derivatives to be deferred in other comprehensive income and subsequently reclassified to earnings to offset the impact of the related hedged interest rate. Changes in fair value of non-qualifying derivatives and the ineffective portion of changes in fair value of qualifying derivatives must be recorded immediately through earnings.

     The Company measures effectiveness of its stand-alone caps by comparing the changes in proceeds expected from the caps to the expected incremental interest expense incurred on the variable rate debt. Changes in fair value of the caps due to time value and volatility are excluded from the assessment of effectiveness and are recognized currently in earnings as a "fair value adjustment on interest rate hedges". The Company measures effectiveness of its synthetic swaps by comparing the changes in fair value of the synthetic swap to a hypothetical derivative that would be perfectly effective in offsetting changes in fair value of the hedged cash flows. The Company expects little to no ineffectiveness relative to its synthetic swaps and as such changes in the fair value of the synthetic swaps are recorded as a component of other comprehensive income.

     The FASB continues to provide implementation guidance on technical issues regarding SFAS 133. In June 2001, the FASB has approved alternative accounting treatment that will allow changes in the fair value of the Company's stand-alone caps to be recorded as a component of other comprehensive income. The Company will adopt the alternative treatment as of July 1, 2001, as such the Company will no longer recognize changes in fair value due to time value currently in earnings. However, prospectively the expiring portion of time value for the respective caps will be reflected in earnings of future quarters.

     Based upon the fair values of the caps and the floors at January 1, 2001 the Company recognized assets of $24.7 million and liabilities of $34.0 million. In addition, the Company de-recognized approximately $3.1 million of net deferred losses related to the unwinding of certain swaps and floors primarily due to the separation from its former Parent. The net deferred losses related to the unwound derivatives are reflected as a component of accumulated other comprehensive income and will continue to amortize over the remaining life of the respective debt that was hedged.

     The Company reclassified proceeds from its stand-alone caps of approximately $1.1 million to vehicle interest expense, a component of interest expense for the three and six months ended June 30, 2001. The Company reclassified payments under the floor component of its synthetic swaps of approximately $4.0 million and $5.2 million to vehicle interest expense a component of interest expense for the three and six months ended June 30, 2001. Amortization related to deferred losses was reclassified from other comprehensive income to vehicle interest expense and approximated $0.3 million and $0.6 million for the three and six months ended June 30, 2001. The Company expects to reclassify net payments of approximately $21.5 million from its stand-alone caps and synthetic swaps to vehicle interest expense over the next twelve months.

                             ANC RENTAL CORPORATION

13.  COMPREHENSIVE INCOME

     Comprehensive income includes effects of foreign currency translation and changes in fair value of certain derivative financial instruments which qualify for hedge accounting. Comprehensive income for the periods indicated are as follows (unaudited):

                                                       THREE MONTHS     SIX MONTHS ENDED
                                                      ENDED JUNE 30,        JUNE 30,
                                                      ---------------   -----------------
                                                       2001     2000     2001       2000
                                                      ------    -----   -------    ------
Net income (loss)...................................  $(23.6)   $15.5   $(56.6)    $(9.0)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment...........     1.1      1.5     (3.7)      2.7
  Unrealized loss on interest rate hedges...........     5.2       --     (8.8)       --
                                                      ------    -----   ------     -----
Other comprehensive income (loss), net of tax before
  cumulative effect of change in accounting
  principle.........................................   (17.3)    17.0    (69.1)     (6.3)
Cumulative effect of change in accounting principle,
  net of tax........................................      --       --    (14.6)       --
                                                      ------    -----   ------     -----
Other comprehensive income (loss)...................  $(17.3)   $17.0   $(83.7)    $(6.3)
                                                      ======    =====   ======     =====

     The components of accumulated other comprehensive loss are as follows:

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Foreign currency translation adjustments....................    $(14.2)        $(10.5)
Deferred losses on interest rate hedges.....................     (23.4)            --
                                                                ------         ------
                                                                $(37.6)        $(10.5)
                                                                ======         ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto under Item 1. In addition, reference should be made to the Company's audited Consolidated Financial Statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

OVERVIEW

     Prior to June 30, 2000, we were a wholly owned subsidiary of AutoNation, Inc. On June 30, 2000 we became an independent, publicly owned company with AutoNation distributing its interest in the Company to its shareholders on a tax-free basis. Concurrent with our separation we entered into agreements with AutoNation, which provide for the separation of our business from AutoNation's and govern various interim and ongoing relationships between the companies.

     We rent vehicles on a daily or weekly basis to leisure and business travelers, principally from on-airport or near-airport locations through our Alamo and National brands, and to local customers who need replacement vehicles from locations in suburban areas through our Alamo Local Market Division. We operate primarily in the United States, Europe and Canada.

     We generate revenue primarily from vehicle rental charges and the sale of ancillary rental products. For the six months ended June 30, 2001 approximately 87% of our rental revenue was derived from vehicle rental charges with the remaining 13% derived from the sale of liability and other accident protection products, fuel usage fees, and customer convenience products including vehicle upgrades.

CONSOLIDATED RESULTS OF OPERATIONS

     A summary of our operating results is as follows for the periods indicated (in millions except for the statistical amounts as noted):

                              THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                          -----------------------------------   ---------------------------------------
                            2001       %       2000       %        2001        %        2000        %
                          --------   -----   --------   -----   ----------   -----   ----------   -----
Revenue.................  $  850.6   100.0%  $  909.2   100.0%  $  1,619.6   100.0%  $  1,718.0   100.0%
Direct operating
  costs.................     354.9    41.6      356.2    39.2        691.0    42.6        701.1    40.8
Vehicle depreciation,
  net...................     271.1    31.9      239.5    26.3        512.7    31.7        469.1    27.3
Selling, general and
  administration........     162.7    19.1      183.8    20.2        320.5    19.8        366.8    21.3
Severance/transition
  cost..................        --      --        8.3     0.9          2.0     0.1         15.7     0.9
Amortization of
  intangible assets.....       2.5     0.3        2.5     0.3          5.0     0.3          5.0     0.3
Interest income.........      (1.9)   (0.2)      (0.5)   (0.1)        (3.2)   (0.2)        (0.6)     --
Interest expense........      92.3    10.9       91.4    10.1        181.9    11.2        172.8    10.1
Fair value adjustment on
  interest rate
  hedges................      (1.0)   (0.1)        --      --          2.3     0.1           --      --
Loss on sale and
  leaseback
  transactions..........       0.5     0.1         --      --          4.2     0.3           --      --
Other (income) expense,
  net...................        --      --        2.6     0.3         (0.6)     --          2.9     0.2
                          --------   -----   --------   -----   ----------   -----   ----------   -----
Income (loss) before
  income taxes..........  $  (30.5)   (3.6)% $   25.4    2.8%   $    (96.2)   (5.9)% $    (14.8)   (0.9)%
                          ========   =====   ========   =====   ==========   =====   ==========   =====
KEY STATISTICS
  Revenue per day.......  $  35.54           $  36.32           $    35.62           $    36.35
  Charge days (in
    millions)...........      23.6               24.6                 44.8                 46.5
  Average fleet.........   337,388            339,822              320,924              324,749
  Fleet utilization.....      76.9%              79.6%                77.2%                78.7%

  Revenue

     Revenue was $850.6 million for the three months ended June 30, 2001, and $909.2 million for the three months ended June 30, 2000. The decrease in revenue of 6.4% or $58.6 million is primarily due to lower charge day volume of 4.1% or $37.1 million, lower revenue per day of 1.3% or $11.8 million, the unfavorable effects of foreign exchange movements of 0.7% or $6.8 million and lower licensee and other revenue of 0.3% or $2.9 million.

     The most significant declines in charge day volume for the quarter were realized at our National and Alamo North American airport brands. Our National brand in North America represented approximately 65% of the total volume decline, while Alamo North America represented approximately 36%. Volume increases internationally were mostly offset by declines in volume at our Alamo Local Market Division. National's brand volume declines were primarily in the business and commercial travel channels, while Alamo volume declines were in its commercial and tour channels.

     The declines in revenue per day were primarily realized in our Alamo and National North American airport brands. The declines were due to overall lower volumes in these brands, the result of the economic environment, and a competitive pricing environment.

     Revenue was $1,619.6 million for the six months ended June 30, 2001, and $1,718.0 million for the six months ended June 30, 2000. The decrease in revenue of 5.7% or $98.4 million is primarily due to lower charge day volume of 3.6% or $62.0 million, lower revenue per day of 1.1% or $18.1 million, the unfavorable effects of foreign exchange movements of 0.8% or $14.6 million and lower licensee and other revenue of 0.2% or $3.7 million.

     The most significant declines in charge day volume for the year to date period were realized at our National and Alamo North American airport brands and our Alamo Local Market Division. Approximately 70% of the declines in charge day volume at our National and Alamo North American airport brands occurred in the second quarter for the reasons previously discussed. The remaining declines in charge day volume, the result of overall lower insurance replacement business at our Alamo Local Market Division, were realized in the first quarter.

     The declines in revenue per day for the six months ended June 30, 2001 as compared to the same period in the prior year are the result of a weakening economy and an extremely competitive pricing environment in the domestic airport market.

  Direct operating costs

     Direct operating costs include costs specifically related to the operation and maintenance of the fleet such as field personnel, facility costs and variable transaction costs including but not limited to insurance, agency fees, and fuel. Direct operating costs were $354.9 million for the three months ended June 30, 2001 and $356.2 million for the three months ended June 30, 2000. As a percent of revenue, direct operating costs were 41.6% for the three months ended June 30, 2001 and 39.2% for the three months ended June 30, 2000.

     Direct operating costs declined by $1.3 million or 0.4%. A decrease in field personnel costs of approximately $5.2 million, the result of our first quarter cost reduction program, was offset by expected increased facility and maintenance costs of approximately $5.7 million due to increased rent, the result of our sale and leaseback transactions, as well as increased facility operating costs. Fleet operating expenses increased $0.8 million due to increased damages and transportation costs the result of reducing fleet levels. The beneficial impact of foreign exchange rate movements approximated $2.6 million for the three months ended June 30, 2001.

     Direct operating costs were $691.0 million for the six months ended June 30, 2001 and $701.1 million for the six months ended June 30, 2000. As a percent of revenue, direct operating costs were 42.6% for the six months ended June 30, 2001 and 40.8% for the six months ended June 30, 2000. The decrease in direct operating costs of $10.1 million or 1.4% was primarily driven by lower field personnel costs of approximately $12.2 million for the reasons previously discussed, lower variable transaction costs of approximately $4.5 million due to lower overall revenue volumes and other decreases of approximately $1.7 million. Offsetting those decreases was $6.4 million of higher fleet operating expenses, including higher turn-back costs which resulted from reducing our fleet size, primarily in the first quarter, and increased facility and maintenance costs of approximately $7.7 million due to the reasons previously discussed. The beneficial impact of foreign exchange rate movements approximated $5.8 million for the six months ended June 30, 2001.

  Vehicle depreciation

     Vehicle depreciation includes vehicle depreciation, net of manufacturer incentives, and gains and losses on vehicle sales in the ordinary course of business. Vehicle depreciation was $271.1 million for the three months ended June 30, 2001 and $239.5 million for the three months ended June 30, 2000. As a percent of revenue, vehicle depreciation was 31.9% for the three months ended June 30, 2001 and 26.3% for the three months ended June 30, 2000.

     The increase in vehicle depreciation of $31.6 million is primarily due to increased depreciation rates partially offset by lower average fleet size on a year over year basis. The increase in depreciation rates of approximately $35.4 million is primarily due to higher vehicle acquisition costs coupled with changes in the mix of our fleet, as well as provisions incurred relative to the disposition of vehicles. Offsetting these increases were the benefits of a decreasing fleet size, which lowered our costs by approximately $1.8 million, as well as the benefits of foreign exchange rate movements, which lowered our costs by approximately $2.0 million.

     Vehicle depreciation was $512.7 million for the six months ended June 30, 2001 and $469.1 million for the six months ended June 30, 2000. As a percent of revenue vehicle depreciation was 31.7% for the six months ended June 30, 2001 and 27.3% for the six months ended June 30, 2000. The increase in vehicle depreciation of $43.6 million is primarily due to reasons previously discussed. Higher vehicle acquisition costs, changes in the mix of our fleet, and provisions incurred relative to the disposition of vehicles served to increase vehicle depreciation by approximately $53.4 million. Offsetting these increases were the benefits of a decreasing fleet size, which lowered our costs by approximately $5.5 million, as well as the benefits of foreign exchange rate movements, which lowered our costs by approximately $4.3 million.

  Selling, general and administrative

     Selling, general and administrative expenses were $162.7 million for the three months ended June 30, 2001 and $183.8 million for the three months ended June 30, 2000. As a percentage of revenue selling, general and administrative expenses were 19.1% for the three months ended June 30, 2001 and 20.2% for the three months ended June 30, 2000. The decline in selling, general and administrative expenses of $21.1 million or 11.5% is due to lower variable selling cost and overhead spending approximating $6.1 million, declines in marketing and advertising expenses approximating $13.6 million and the favorable effects of foreign exchange rate movements approximating $1.4 million.

     Selling, general and administrative expenses were $320.5 million for the six months ended June 30, 2001 and $366.8 million for the six months ended June 30, 2000. As a percentage of revenue selling, general and administrative expenses were 19.8% for the six months ended June 30, 2001 and 21.3% for the six months ended June 30, 2000. The decline in selling, general and administrative expenses of $46.3 million or 12.6% is due to lower variable selling cost and overhead spending approximating $19.7 million, declines in marketing and advertising expenses approximating $23.7 million and the favorable effects of foreign exchange rate movements approximating $2.9 million.

  Severance/transition cost

     During the first quarter of 2001, as part of a cost reduction plan, we reduced our workforce in excess of 700 people with a total anticipated annual expense reduction of approximately $25.0 million. The severance related to those terminations was $2.0 million. Transition costs were $8.3 million for the three months ended June 30, 2000 and $15.7 million for the six months ended June 30, 2000. These costs related to our fourth quarter 1999 restructuring plan, and were not previously accruable as part of the 1999 charge.

  Interest income

     Interest income was $1.9 million for the three months ended June 30, 2001 and $0.5 million for the three months ended June 30, 2000. Interest income was $3.2 million for the six months ended June 30, 2001 and $0.6 million for the six months ended June 30, 2000. The increase in interest income is due primarily to an overall higher invested cash balance coupled with interest bearing assets from our insurance subsidiary contributed from our former Parent.

  Interest expense

     Interest expense for the periods indicated comprised (in millions):

                                                       THREE MONTHS       SIX MONTHS
                                                      ENDED JUNE 30,    ENDED JUNE 30,
                                                      --------------   ----------------
                                                      2001     2000     2001      2000
                                                      -----    -----   ------    ------
Vehicle interest expense............................  $75.7    $87.9   $148.1    $165.8
Non-vehicle interest expense........................   16.6      3.5     33.8       7.0
                                                      -----    -----   ------    ------
                                                      $92.3    $91.4   $181.9    $172.8
                                                      =====    =====   ======    ======

     The decrease in vehicle interest expense is due to lower average vehicle debt outstanding for the comparative period coupled with lower weighted average interest rates. The increase in non-vehicle interest expense is due primarily to interest and debt issue costs related to our interim financing and our revolving credit facilities. Amortization of debt issue costs relative to these facilities approximated $6.3 million for the three months ended June 30, 2001 and $12.0 million for the six months ended June 30, 2001.

  Fair value adjustment on interest rate hedges

     Effective January 1, 2001 we adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. For additional information regarding the adoption of SFAS 133 please refer to Note 12 of our Notes to Condensed Consolidated Financial Statements. The effect of applying these new standards for the three months ended June 30, 2001 was a mark-to-market gain of approximately $1.0 million and for the six months ended June 30, 2001 was a mark-to-market loss of $2.3 million. The amounts recognized related to the changes in fair market value of the time value component of our stand-alone caps.

  Loss on sale and leaseback transactions

     As a result of weak operating performance and resulting declines in operating cash flow we required additional liquidity to meet projected working capital needs. During the quarter, we completed our previously announced program of sale and leaseback transactions. Sales completed in the second quarter yielded net proceeds of approximately $31.3 million. Sales completed for the year to date period yielded net proceeds of approximately $110.3 million. The leases, with terms of not less than 20 years, are treated as operating leases, and will result in approximately $3.0 million per quarter of incremental rent expense over and above the amounts incurred during 2000. Gains realized on the sale of the properties have been deferred and are being recognized over the life of the respective leases. Losses recognized currently in earnings approximated $0.5 million for the three months ended June 30, 2001 and $4.2 million for the six months ended June 30, 2001. Deferred transaction gains that will amortize over the life of the leases approximated $34.1 million.

  Provision/Benefit for income taxes

     The provision (benefit) for income taxes was $(6.9) million for the three months ended June 30, 2001 and $9.9 million for the three months ended June 30, 2000. The benefit for income taxes was $(32.5) million for the six months ended June 30, 2001 and $(5.8) million for the six months ended June 30, 2000. The increase in benefit for income taxes is due to a higher pre-tax loss for the comparative periods. During the second quarter we have lowered our expected effective tax rate from 39.0% to 33.8%. Accordingly, we have reflected the required adjustments currently in the second quarter. Continued losses may adversely affect our ability to realize the currently recorded tax benefits and as such, we may be required to revise our effective rate in future quarters.

  Restructuring and other charges

     During the fourth quarter of 1999, the Company approved and announced plans to significantly restructure its operations, which resulted in a pre-tax restructuring charge of $40.5 million. The restructuring plan included provisions for the consolidation of the North American headquarters, headcount reductions, and the closure of certain marginally profitable or unprofitable domestic and international locations, as well as the reduction of fleet. At June 30, 2001, $5.5 million remained accrued relative to the 1999 plan, with most of the remaining accruals being for severance and continuing lease obligations. The remaining severance accrual of $1.2 million is expected to be substantially paid by the end of the third quarter of 2001. Certain lease commitments will extend to the remainder of the applicable term of the lease. We charged $1.3 million to these reserves during the three month period ended June 30, 2001 and $3.3 million to these reserves during the six month period ended June 30, 2001. The charges were primarily comprised of severance and rent paid during the period.

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

  Second Quarter 2001 versus First Quarter 2001

     A summary of our quarterly operating results is as follows for the periods indicated (in millions except for statistical amounts as noted):

                                                              THREE MONTHS ENDED
                                                     ------------------------------------
                                                     JUNE 30,           MARCH 31,
                                                       2001       %       2001        %
                                                     --------   -----   ---------   -----
Revenue............................................  $  850.6   100.0%  $  769.1    100.0%
Direct operating costs.............................     354.9    41.6      336.3     43.7
Vehicle depreciation, net..........................     271.1    31.9      241.6     31.4
Selling, general and administrative................     162.7    19.1      157.8     20.5
Severance/transition cost..........................        --      --        2.0      0.3
Amortization of intangible assets..................       2.5     0.3        2.5      0.3
Interest income....................................      (1.9)   (0.2)      (1.3)    (0.2)
Interest expense...................................      92.3    10.9       89.5     11.7
Fair value adjustment on interest rate hedges......      (1.0)   (0.1)       3.3      0.4
Loss on sale and leaseback transactions............       0.5     0.1        3.7      0.5
Other (income) expense, net........................        --      --       (0.6)    (0.1)
                                                     --------   -----   --------    -----
Loss before income taxes...........................  $  (30.5)   (3.6)% $  (65.7)    (8.5)%
                                                     ========   =====   ========    =====
KEY STATISTICS
  Revenue per day..................................  $  35.54           $  35.72
  Charge days (in millions)........................      23.6               21.2
  Average fleet....................................   337,388            304,460
  Fleet utilization................................      76.9%              77.5%

     Our second quarter is historically a stronger revenue period than the first quarter. As such, revenue increased $81.5 million or 10.6% in the second quarter as compared to the first quarter 2001. The increase in revenue is primarily driven by an increase in rental volume of 11.1% offset by a decrease in pricing of 0.5%.

     Direct operating costs increased $18.6 million due to increases in variable transaction costs, field personnel costs, and facility costs primarily the result of increased rental volume. Offsetting these increases were decreases in fleet expenses due to high turn-back costs being incurred in the first quarter to reduce fleet size not recurring in the same magnitude for the second quarter.

     Vehicle depreciation increased $29.5 million primarily due to the increase of the fleet to meet seasonal demand. The average fleet size for the quarter grew 10.8% from first quarter levels to approximately 337,388 average units for the second quarter.

     Selling, general and administrative costs increased $4.9 million primarily due to professional fees incurred relative to our refinancing efforts and exploration of various strategic alternatives.

     Interest expense components are as follows for the three month periods indicated (in millions):

                                                              JUNE 30,   MARCH 31,
                                                                2001       2001
                                                              --------   ---------
Vehicle interest expense....................................   $75.7       $72.4
Non-vehicle interest expense................................    16.6        17.1
                                                               -----       -----
                                                               $92.3       $89.5
                                                               =====       =====

     The increase in vehicle interest expense is due to higher average vehicle debt outstanding in the current period. Amortization of debt issue costs included in non-vehicle interest expense approximately $6.3 million for the second quarter 2001 and $5.7 million for the first quarter of 2001.

CASH FLOWS

     The following discussion relates to the major components of changes in cash flows for the six month periods ended June 30, 2001 and 2000.

  Cash Flows from Operating Activities

     Cash used in operating activities was $601.3 million for the six months ended June 30, 2001, and cash used in operating activities was $890.2 million for the six months ended June 30, 2000. The decrease in cash used in operating activities in 2001 as compared to 2000 is primarily due to reduced vehicle purchases in order to operate a smaller average fleet, and changes in working capital including lower vehicle manufacturer receivables. The decrease in amounts due from manufacturers is primarily the result of the timing of cash receipts from manufacturers for vehicle dispositions.

  Cash Flows from Investing Activities

     Cash flows provided by investing activities were $91.1 million for the six months ended June 30, 2001, and cash flows used in investing activities were $9.2 million for the six months ended June 30, 2000. The increase in cash provided by investing activities, as previously discussed, is due to proceeds from our sale and leaseback transactions. Cash flows used in investing activities for capital additions during the six months ended June 30, 2001 were $22.4 million and during the six months ended June 30, 2000 were $41.4 million. For the remainder of 2001 we expect to fund capital expenditures with cash flow from current operations.

  Cash Flows from Financing Activities

     Cash flows provided by financing activities for the six months ended June 30, 2001 were $585.4 million, and cash flows provided by financing activities were $892.3 million for the six months ended June 30, 2000. The decrease in cash flows from financing activities in 2001 as compared to 2000 is primarily due to lower overall net proceeds from other non-vehicle financings. In addition, in the first half of 2000, we received capital contributions from our former Parent of approximately $209.0 million. Please refer to our discussion on Financial Condition contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

     Our capital structure consists of vehicle debt, non-vehicle debt (also referred to on our balance sheet as "other debt"), and equity contributed to us by our former Parent. Vehicle debt represents the debt programs used to finance our fleet and consists of: (1) commercial paper programs; (2) asset-backed medium-term and auction-rate note programs; and (3) various other committed and uncommitted fleet facilities used to fund our European operations. Our non-vehicle financing consists of: (1) a three-year secured revolving credit facility with two years remaining; (2) a one-year supplemental revolving credit facility, which was converted to a two-year term note; (3) a six year term loan;
(4) notes payable to a vehicle manufacturer used for working capital; (5) a seller-financed acquisition note payable; and (6) various international working capital arrangements related to our European and Canadian operations.

  Vehicle Debt

     As of June 30, 2001 our commercial paper program was a $625.0 million single-seller commercial paper program. In July 2001 the program was reduced to $420.0 million. Borrowings under this program are secured by eligible vehicle collateral and bear interest at market based commercial paper rates. The program has been extended for an additional sixty-day period and will expire in September 2001. The resized $420.0 million single-seller commercial paper program which expires in September 2001 is supported by $400.0 million of bank lines of credit which provide liquidity backup for the facility as well as $20.0 million of restricted cash which provide liquidity backup and credit enhancement for the facility. During the sixty-day extension period for the single-seller commercial paper program we expect to refinance it with similar asset-backed financings.

     We have financed $300.0 million of our seasonal fleet capacity with variable funding notes which will expire in October 2001. Also, we have financed maturing capacity with an auction-rate note program that has total capacity of $531.3 million. Our medium-term note financings mature at various dates through 2005 and total $3.9 billion at June 30, 2001. In May 2001, to replace maturing capacity, we issued $600.0 million of rental vehicle asset-backed medium-term notes at a floating rate based upon a spread over LIBOR. We capped the effective interest rate on these notes at 7.74% through the use of certain derivative instruments.

  Non-vehicle Debt

     In June 2000, we entered into a three-year secured revolving credit facility with a borrowing base capacity of up to $175.0 million at a floating rate, currently based upon a spread of 2.75% above LIBOR. We also entered into a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million and (2) an amount equal to $175.0 million less the borrowing base of the $175.0 million secured revolving credit facility. As of July 15, 2001, the borrowing base under the $175.0 million secured revolving credit facility approximated $76.1 million, of which approximately $62.9 million was used to support outstanding letters of credit. In connection with the consummation of the sale and leaseback transactions through June 30, 2001 the borrowing base under the $175.0 million secured revolving credit facility decreased by approximately $40.8 million from December 31, 2000 levels. On its one year maturity date, our supplemental secured revolving credit facility was converted into a term loan maturing on May 31, 2003. Interest on the supplemental secured term loan is payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October.

     We also entered into an agreement with a lender on June 30, 2000 for interim financing of $225.0 million in connection with our separation from our former Parent. The initial term of the interim financing was 12 months. We have extended $200.0 million of the interim financing into a six-year term loan and became obligated to issue warrants representing approximately 3.7 million shares and pay a fee of $6.0 million. The term loan bears interest at an increasing rate starting at 14.0% as of July 1, 2001 and increases by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed rate note with a similar maturity. The warrants have a term of 10 years and an exercise price of $0.01 per share. The fair value of the warrants on June 30, 2001 was $11.0 million. The warrants are treated as a note discount, and are being amortized as a component of interest expense, over the term of the refinancing. Upon request of the holder of the notes and warrants we are required to file registration statements with the Securities and Exchange Commission which will register the fixed rate notes referred to above and the shares of common stock issuable upon the exercise of the warrants. To the extent we do not file these registration statements or they are not declared effective within certain time constraints we will be required to pay penalties. In connection with the consummation of our sale and leaseback transactions, we would have been obligated to use the proceeds to pay-down the interim financing. As part of an amendment to such facility, the lender agreed that such proceeds could be used for general corporate purposes and that on September 30, 2001 we would be required to pay-down the interim financing by approximately $70.0 million.

     Our governing documents for our credit facilities and interim financing, entered into during 2000 and subsequently amended, require us to maintain certain financial ratios including, but not limited to financial performance measures and limits on additional indebtedness. In addition these documents restrict our ability to: sell assets; grant or incur liens on our assets; repay certain indebtedness; pay dividends; make certain investments or acquisitions; issue certain guarantees; enter certain sale and leaseback transactions; repurchase or redeem capital stock; engage in mergers or consolidations; and engage in certain transactions with our affiliates. As of and for the four quarters ended June 30, 2001 the Company complied with financial covenants and other restrictions, as amended. Any failure to comply with these restrictions would allow our lenders to accelerate their indebtedness and seek other remedies available to secured lenders.

     Separately, we use interest rate derivative financial instruments to manage the impact of interest rate changes on our variable rate debt. These derivative instruments consist of interest rate caps and floors. The amounts exchanged by the counterparties are based upon the notional amounts and other terms, generally related to interest rates. Notional principal amounts related to interest rate caps and floors as of June 30, 2001 were $2.88 billion and $800.0 million, respectively. The interest rate caps and floors effect a weighted average interest rate of 6.68% as of June 30, 2001. Variable rates on the interest rate caps and floors are indexed to LIBOR. Including our interest rate derivatives, our ratio of fixed interest rate debt to total debt (with vehicle and non-vehicle debt) outstanding was 91.1% as of June 30, 2001. As of June 30, 2001, including interest rate collars on variable rate debt, 31.5% of our vehicle debt is fixed while, 60.9% of our vehicle debt is capped at rates ranging from 5.73% to 10.25%. The remaining 7.6% of our vehicle debt is variable rate based upon a spread over LIBOR and as such subject to interest rate changes.

     In the normal course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. To date, we have satisfied financial responsibility requirements for regulatory agencies and insurance companies by making cash deposits, obtaining surety bonds or by obtaining bank letters of credit. At June 30, 2001, we had outstanding surety bonds of approximately $139.6 million, the majority of which expire during 2001. Because of our financial performance and a difficult surety market we currently expect to provide our principle surety provider a second priority security interest in certain fleet assets and a third priority security interest in all corporate assets in the amount of our outstanding surety bonds. We also expect to agree to certain limits on the amount of senior secured debt we could incur without obtaining the consent of our surety. Continued losses will adversely affect our financial condition and our ability to maintain or renew these surety bonds. In addition, we can not assure you that our primary surety provider will continue to consent to maintaining these surety bonds or provide new bonds or renew existing bonds as needed, which could have a material adverse effect on our business, consolidated results of operations and/or our financial condition.

  Financing Requirement

     We have recently entered into sale and leaseback transactions for some of our owned land and buildings. As of June 30, 2001 we consummated transactions with approximately $110.3 million of net proceeds, which was used for general corporate purposes. In connection with our sale and leaseback transactions, we would have been obligated to use the proceeds to prepay the interim financing. However, as part of an amendment to such facility, the lender agreed that such proceeds could be used for general corporate purposes and that on September 30, 2001 we would be required to pay-down the interim financing by approximately $70.0 million. In part, as consideration for the receipt of these amendments we granted the lender under our interim financing a lien on the proceeds of such sale, and we agreed to grant such lender a second priority security interest in certain fleet assets and a third priority security interest in all corporate assets.

     In addition, we have been engaged in investigating, and are continuing to pursue, strategic alternatives to maximize shareholder value and strengthen the Company's financial condition. We have engaged Lehman Brothers to assist us in evaluating these options, which could include, among other possibilities, a significant investment by a third party or the sale of the Company. However, we cannot provide you with any assurance that such an agreement will be forthcoming.

  Continued Losses

     Continued losses will adversely affect our financial condition and may affect our ability to obtain incremental financing, comply with certain covenants contained within our loan agreements and fully utilize certain deferred tax and intangible assets. There is no assurance that we will be able to generate sufficient operating cash flows, secure additional financing facilities to meet our on-going financing needs, refinance existing indebtedness, comply with covenants in future periods or fully utilize certain deferred tax and intangible assets.

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

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the effect of our indebtedness on our operations, the availability and cost of capital, the impact of competition in the automotive rental industry, costs and other factors related to the acquisition and disposition of vehicles, including our reliance on repurchase programs and automobile manufacturers, our reliance on our principal surety provider and risks that our surety provider will call existing bonds or fail to provide future bonds, the seasonal nature of our business and the impact of decreases in air travel, our ability to utilize certain tax and intangible assets, the effects of legal proceedings and regulatory matters on our business, and the impact of general economic conditions, as well as other factors discussed in our Annual Report on Form 10-K and other filings which we make with the Securities and Exchange Commission.

     We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise, other than as required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this filing.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 141, Business Combinations which supercedes Accounting Principles Board (APB) Opinion No 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that completed after June 30, 2001. At this time, the Statement will not have an impact on our consolidated financial statements.

     In June 2001, FASB also released Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets which supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for the Company beginning January 1, 2001.

     Upon the adoption of SFAS No. 142 we will perform a detailed review for impairments of intangible assets at the reporting unit level. At this time, we are unable to quantify the impact of this Statement on our financial statements. As of June 30, 2001 net intangible assets related to acquisitions approximated $342.0 million. Amortization of these intangibles approximates $10.0 million per year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The tables below provide information about our market sensitive financial instruments and constitute "forward-looking statements." All items described are non-trading.

     Our major market risk exposure is changing interest rates, primarily in the United States. Due to our limited foreign operations, we do not have material market risk exposures relative to changes in foreign exchange rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We use interest rate derivatives to adjust interest rate exposures when appropriate, based upon market conditions. These derivatives consist of interest rate caps and floors which we enter into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We use variable to fixed interest rate caps and floors to manage the impact of interest rate changes on our variable rate debt. Expected maturity dates for variable rate debt and interest rate swaps, caps and floors are based upon the Company's expected maturity dates. Average pay rates under interest rate swaps are based upon contractual fixed rates. Average variable receive rates under interest rate swaps are based on implied forward rates in the yield curve at the reporting date. Average rates under interest rate caps and floors are based upon contractual rates.

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

                                                               EXPECTED MATURITY DATE                                 FAIR VALUE
                                              ---------------------------------------------------------                JUNE 30,
JUNE 30, 2001:                                 2001     2002     2003      2004      2005    THEREAFTER    TOTAL         2001
--------------                                ------   ------   ------   --------   ------   ----------   --------   ------------
                                                                                 (IN MILLIONS)
Asset/(Liability)
Variable rate debt..........................  $776.6   $501.2   $540.0   $1,000.0   $300.0     $220.9     $3,338.7     $3,338.7
  Average interest rates....................    4.43%    4.19%    4.53%      4.13%    4.12%      4.58%          --           --
Interest rate caps..........................   402.4    458.0    500.0    1,000.0    300.0      220.9      2,881.3         27.5
  Average rate..............................    7.10%    5.73%    7.30%      6.53%    7.74%      7.88%          --           --
Interest rate floors........................      --       --    500.0      300.0       --         --        800.0       (44.0)
  Average rate..............................      --       --     7.30%      6.26%      --         --           --           --

                                                                EXPECTED MATURITY DATE                                FAIR VALUE
                                                -------------------------------------------------------              DECEMBER 31,
DECEMBER 31, 2000:                               2001     2002     2003     2004     2005    THEREAFTER    TOTAL         2000
------------------                              ------   ------   ------   ------   ------   ----------   --------   ------------
                                                                                  (IN MILLIONS)
Asset/(Liability)
Variable rate debt............................  $760.0   $595.6   $500.0   $700.0   $   --     $   --     $2,555.6     $2,555.6
  Average interest rates......................    6.73%    6.98%    6.90%    6.94%      --         --           --           --
Interest rate caps............................      --    550.0    500.0    700.0       --         --      1,750.0         24.7
  Average rate................................      --     5.73%    7.30%    6.26%      --         --           --           --
Interest rate floors..........................      --       --    500.0    300.0       --         --        800.0       (34.0)
  Average rate................................      --       --     7.30%    6.26%      --         --           --           --

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to a vote of the security holders at the Company's Annual Meeting of Stockholders held on May 14, 2001.

     Proposal 1.  Election of Directors. Votes as follows:

                                                 TOTAL VOTE FOR   TOTAL VOTE WITHHELD
                                                 EACH DIRECTOR    FROM EACH DIRECTOR
                                                 --------------   -------------------
Michael S. Egan................................    37,068,297           418,579
Gordon M. Bethune..............................    37,385,394           101,482
J. P. Bryan....................................    36,833,885           652,991
John O. Grettenberger, Sr......................    37,384,718           102,158
H. Wayne Huizenga..............................    36,708,341           778,535
William N. Plamondon, III......................    37,385,995           100,881

     Proposal 2. Approval of an amendment to the Company's Stock Option Plan. Votes as follows:

   FOR               AGAINST        ABSTAIN       NO VOTE
   ---              ---------       -------       -------
34,181,953           3,269,938      34,985           0

     Proposal 3. Certification of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. Votes as follows:

   FOR               AGAINST        ABSTAIN       NO VOTE
   ---              ---------      -------       -------
37,407,799            67,031        12,046          0

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
4.1      Third amendment, dated as of June 26, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000,
         among ANC Rental Corporation, Lehman Brothers Inc., Lehman
         Commercial Paper Inc., Bankers Trust Company, and Congress
         Financial Corporation (Florida).

4.2 Third amendment, dated as of June 26, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., and
         Lehman Commercial Paper Inc.

4.3      First amendment, dated as of June 22, 2001, to the Debt
         Registration Rights Agreement, dated as of June 30, 2000 among ANC Rental Corporation, the subsidiaries of the Company parties thereto, and Lehman Commercial Paper Inc.

4.4      First Amendment, dated as of June 22, 2001, to the Equity
         Registration Rights Agreement, dated as of June 30, 2000, among ANC Rental Corporation, and Lehman Commercial Paper
         Inc.

(b) REPORTS ON FORM 8-K.

     Form 8-K, dated April 30, 2001 (filed April 30, 2001), Item 9, reporting ANC Rental Corporation results for the three months ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 10, 2001                          ANC RENTAL CORPORATION



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