Form 10-K
period 2001-12-31
ANC RENTAL CORP
filed 2002-05-16
CIK 1097523

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-30776

                             ANC RENTAL CORPORATION
                (Debtors-in-Possession as of November 13, 2001)

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

                                  COMMON STOCK
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X](2) No [X](1)

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of April 30, 2002, the aggregate market value of Common Stock held by non-affiliates was approximately $23,101,030. For purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    As of April 30, 2002, 45,296,139 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding. The Company's stock is traded on the NASD OTC Bulletin Board.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   20
Item 3.   Legal Proceedings...........................................   20
Item 4.   Submission of Matters to a Vote of Security Holders.........   22

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   23
Item 6.   Selected Financial Data.....................................   24
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   25
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   44
Item 8.   Financial Statements and Supplementary Data.................   46
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   79

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   79
Item 11.  Executive Compensation......................................   81
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   85
Item 13.  Certain Relationships and Related Transactions..............   86

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   91

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     ANC Rental Corporation ("ANC Rental") was incorporated in Delaware in October 1999 as a wholly owned subsidiary of AutoNation, Inc. ("AutoNation" or "our former Parent"). On June 30, 2000 AutoNation distributed all of our outstanding common stock to its stockholders and we became an independent public company.

     We own and operate car rental businesses under the brand names Alamo and National. Our rental operations have a presence in the airport leisure and business travel market and a presence in the off-airport insurance replacement and neighborhood market of the automotive rental industry. In 2001, we operated an average worldwide fleet of approximately 310,000 cars. Alamo and National serve the daily rental needs of both leisure and business travelers from a network of more than 3,500 on-airport and near-airport locations in all 50 states of the United States, as well as in Canada, Mexico, Europe, the Caribbean, Latin America, Asia, the Pacific Rim, Africa and the Middle East. Our insurance replacement and neighborhood rental business, formerly known as CarTemps USA and now operated under our Alamo brand name, operates in 341 locations throughout the United States. In the year ended December 31, 2001, on a consolidated basis, our operations generated revenue of approximately $3.2 billion, which includes $359 million from operations outside of North America, the majority of which was generated in the United Kingdom.

     Alamo, our value brand, has been in business for more than 25 years. National, our premium brand, has been operating since 1947. Alamo primarily serves the value leisure market, while National primarily serves the airport premium business and leisure travel market. Alamo operates exclusively through company-owned locations in the United States and through both company-owned and franchised locations internationally. National operates through both company-owned and franchised locations in the United States and internationally. In the year ended December 31, 2001, Alamo had North American revenue of approximately $1.2 billion and National had North American revenue of approximately $1.3 billion.

     We formally established our insurance replacement division in 1997 by consolidating the replacement operations of several different businesses. In November 2000, we rebranded the group as Alamo from CarTemps USA in order to leverage the Alamo brand awareness to the insurance replacement and neighborhood markets. In the year ended December 31, 2001, the rebranded Alamo Local Market Division had revenue of approximately $266 million.

BANKRUPTCY PROCEEDINGS

     On November 13, 2001, ANC Rental Corporation and certain of our direct and indirect U.S. subsidiaries (each, a "Debtor," and collectively, "Debtors") filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case No. 01 - 11200 et al., Jointly Administered). The Debtors remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. Subsequent to the filing of the Chapter 11 petitions, we obtained several Court orders that authorized us to pay certain pre-petition liabilities (such as employee wages and benefits) and take certain actions to preserve the going concern value of the business, thereby enhancing the prospects of reorganization. This annual report on Form 10-K has been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded.

     After negotiations with various parties in interest, we expect to present a plan of reorganization to the Court to reorganize our business and to restructure our obligations. This plan of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Debtors at the filing date are stayed and other pre-petition contractual obligations may not be enforced against the Debtors. In addition, the Debtors have the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims for pre-petition damages with the Court. We prepared and submitted the schedules setting forth the Debtors' assets and liabilities as of the date of the petition as reflected in our accounting records. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by creditors and equity holders of ANC Rental Corporation.

ANC RENTAL BUSINESS STRATEGY

     Our goal is to be the automotive rental provider of choice, achieving consistent, sustainable and profitable growth through the strategic position of our brands in the vehicle rental market. Broadly, we define our target market as the airport marketplace. Secondarily, we serve the domestic insurance replacement and neighborhood operations through our Alamo brand. Summary elements of our overall strategy include:

     - Execute a Focused Multi-Brand Strategy. We are implementing numerous marketing and other initiatives aimed at optimizing the position of Alamo and National as separate brands in the airport marketplace capitalizing on their established brand equity and inherent strengths.

     - Provide a Superior Customer Experience. Our brands will focus on quality, tailoring their approach and service offerings to appeal to the separate and distinct needs of each brand's targeted customer bases, effectively communicating each brand's value proposition and ensuring the consistent delivery of its product time after time.

     - Improve Profitability in All Segments. Through our restructuring efforts, we are committed to increasing profitability, operating margins and stakeholder value through specific initiatives to lower costs, improve fleet utilization and increase franchisee revenue.

RESTRUCTURING EFFORTS

     We believe that the most effective way to improve profitability in all of our business segments and to create stakeholder value is to fix our core business. Management is implementing a series of restructuring plans designed to improve the quality of customer service while lowering costs to deliver such service. The restructuring plans can be classified into the following categories:

  Airport Location Consolidation

     At most major airports in the United States, we operate Alamo and National as stand-alone rental facilities. During 2002, we plan to consolidate up to 144 separately branded locations throughout the United States into a maximum of seventy-two dual branded locations. We believe that by consolidating operations into one dual branded facility we will be able to lower operating costs and improve vehicle utilization, lower personnel expense, and incur less rent expense. Early indications suggest that the customer experience at a combined facility is favorable and positive. Our goal is to complete this facility consolidation program by December 2002. However, due to material uncertainties, negotiations with third parties, and the legal challenges of certain competitors, it is not possible to predict the length of time it will take to complete each location consolidation or whether all of the anticipated consolidations will occur as planned.

  Dual Brand Existing Single Brand Cities

     Certain city locations are currently single branded as either Alamo or National. To maximize our revenue potential, we intend to dual brand many of these facilities, by offering our customers at these facilities the brand currently not represented at the rental counter.

  Combining Information Technology Systems

     Currently we operate on two separate and distinct information technology systems. During 2002, we plan to migrate to one information system and abandon the other. We believe that cost savings can be achieved by combining information technology on to the existing Alamo legacy operating system. Additional benefits of migrating to the Alamo legacy system are expected to include a reduction of support staff, elimination of duplicative system infrastructures, improved operational efficiency, lower cost of training, and standardization across the organization. However, the migration to one information technology system is not without significant risks, such as the temporary loss of business functionality, questions regarding the scalability of existing infrastructure, and the need for coordination with other third party vendors to accept system changes. We intend to complete our information technology consolidation program by December 2002. However, due to material uncertainties and negotiations with third party service providers it is not possible to predict with certainty that the system migration will be completed on its planned date.

  Changes in Licensee Operations

     We intend to modify our current franchisee structure by entering into new "dual branded" licensing agreements that will include but not be limited to (1) selling or transferring ownership of certain Alamo locations in existing National licensee markets to the current National licensee, (2) increasing the current royalty rate charged to our licensee base, and (3) licensing our Alamo locations to current National licensees in those markets where an Alamo location currently does not exist. Due to the nature of negotiations with our licensees we are unable to estimate the proceeds or increased revenues, if any, from this new licensee structure. Additionally, due to material uncertainties, negotiations with third parties, and the potential legal challenges of certain parties it is not possible to predict the length of time it will take to complete this new licensee structure or whether all existing National licensees will agree to these new arrangements. In the latter event, it may be necessary for the company to reject the existing licensee agreement and seek new licensees, or operate the location as a corporate-owned location rather than a licensee location.

  Closure of Alamo Local Market Locations

     In the first quarter of 2002, we closed 182 unprofitable local market locations. The majority of the locations closed had and were expected to have significant operating losses without the potential to achieve profitability in the near-term future. In addition, a number of marginally profitable branches were also selected for closure due to under-performance in areas such as low revenue per unit, lower than average vehicles on rent, and overlapping market coverage. In some instances, operations of closed locations were folded into remaining branches in overlapping geographic regions. The store closings were primarily located in California, Oregon, Washington and Minnesota.

  Strategic Alternatives

     In addition to addressing marketing, customer service and operating issues, we continue to assess and explore strategic alternatives that may include the sale of all or part of our business.

AIRPORT OPERATIONS

     We currently operate Alamo and National locations at on-airport and near-airport locations on a world-wide basis through both company-owned and licensed rental locations. Within the on-airport and near-airport segment we operate in three separate and distinct geographic regions: the United States, Canada and International rental operations primarily located in Europe.

  Business Strategy and Operations

     The business strategy for our airport operations includes the following principal components:

     - Execute a Focused Multi-Brand Strategy. While our brands both compete in the airport market, each executes a specific strategy targeted at its core businesses:

      -- Alamo focuses on value-oriented renters, primarily leisure and small business travelers. Alamo markets to value oriented leisure travelers, particularly families, and aims to associate Alamo with the vacation experience.

      -- National seeks to further improve its position as a premium brand that is focused on business and frequent travelers. National's marketing is designed to educate travelers about National's strong service offerings -- particularly Emerald Club -- and emphasizes transaction speed, ease, and vehicle choice as positive brand attributes.

     - Provide a Superior Customer Experience. Each brand continually seeks consistent delivery of its service offerings to their specific customer bases:

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

     - Utilize the Internet to Fuel Organic Growth. We will continue to improve communications with our customers through the use of our web sites. We believe this will not only help us to build customer loyalty and satisfaction but can also provide additional opportunities to reduce our operating transaction costs. We expect to achieve our goal of continually improving the functionality of our web sites by leveraging our Internet expertise, technology and research across all of our brands. We are also expanding business-to-business connectivity between our web sites and corporate accounts, travel agents and tour operators in order to facilitate communication, administration, information and data flow.

  U.S. Airport Operations

     In 2001, organizationally both the Alamo and National business units remained stand-alone operations responsible for all activities including airport relations, counter operations and back office support. Going forward, one of the key components of our business strategy is to achieve operating leverage and economies of scale by consolidating separate stand-alone locations into one dual branded location.

  Alamo Rental Operations

     We believe the Alamo brand enjoys both domestic and international recognition for meeting the needs of travelers concerned with obtaining the best value for their dollar. Alamo has historically served a large number of discretionary travelers who rent cars for leisure purposes. Also important to the Alamo brand are middle market and small business customers, as well as other customers who have selected Alamo as a secondary supplier for commercial travel.

     Due to the brand's value-oriented leisure focus, Alamo's top ten rental locations are located in major tourist destinations, such as Florida, California, Nevada, Arizona and Hawaii. These top ten locations include cities such as Orlando, Miami, Los Angeles, Las Vegas, Fort Lauderdale, San Francisco, Maui, and Phoenix and other major markets, which collectively generate in excess of 44% of Alamo's total domestic revenue. Because the Alamo brand primarily targets the leisure traveler, approximately 32% of its business comes from the direct consumer sub-market (including Internet revenues), 53% comes from domestic and international tour, travel agent and affinity (e.g. travel clubs, airlines, hotels, etc.) channels and the remainder comes from the value-oriented business travel segment.

  National Rental Operations

     National has built its reputation in the automotive rental industry as a provider of premium vehicle rental services, targeting the needs of the frequent traveler. National's business base is more diverse than Alamo's as a result of the brand's focus on the frequent premium business traveler. National's top ten rental locations, which generate approximately 30% of its total revenue, comprise major business travel destinations, such as Los Angeles, Atlanta, Dallas, San Francisco, Newark, Chicago, Tampa and Detroit. The National brand has found success positioning itself in the business travel market. Accordingly, commercial accounts represent approximately 45% of its revenue. Its remaining revenue comes from the leisure travel market through sources such as Emerald Club Members, travel agents and affinity groups.

  Sales and Marketing

     In order to better leverage our sales and marketing efforts and thereby lower our operating costs, we have merged our sales force into one team that has a specifically tailored focus for each brand.

     The Alamo brand focuses its sales and marketing activities on the following customer segments:

     - Domestic and International Tour Operators. Tour operators create package tours by assembling various components of travel such as airfare, hotel, car rental and destination features. Our sales force contracts with tour operators, typically for one year, to be a primary or secondary provider of car rental services for these tour operators' packaged vacations.

     - Travel Agencies. Alamo enjoys preferred relationships with large consortia groups such as Vacation.com and Carlson Wagonlit who offer our car rental services through their extensive travel agency networks. Alamo markets to front-line travel agents through global distribution systems and its proprietary Alamo CASH-IN Club program whereby travel agents can become members and earn CASH-IN club points redeemable for merchandise at numerous retailers such as Home Depot, Sharper Image, Sam's Club and Wal-Mart. Alamo also markets its car rental services in trade publications and through industry trade shows such as ASTA and POW WOW. Telesales and direct marketing efforts are used to reach small and independent agencies.

     - Direct Customers. Alamo markets to consumers using newspapers, specialized seasonal product offerings (such as ski products), targeted direct mail and e-mail and partnership efforts.

     The National brand focuses its sales and marketing activities on the following customer segments:

     - Corporate Accounts. National has had a strong presence in the corporate market for over 50 years and primarily serves its corporate renters via its sales force who contract and maintain relationships with corporate accounts. Emerald Club membership offers corporate renters a quick and easy paperless rental and their choice of vehicle at the Emerald Aisle.

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

     Both Alamo and National contract with, and participate in, association and affinity programs, including travel clubs, trade and professional associations and conventions, in order to reach their members with special benefits and promotions. In addition, several of the programs provide renters with discounts and rewards at retail outlets, restaurants and travel clubs.

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

  Reservations

     We operate three reservations centers located in Charleston, South Carolina, Boca Raton, Florida and Salt Lake City, Utah. Our central reservation system routes calls to all centers for optimal utilization so customers get the quickest and best service. A large percentage of Alamo's and National's bookings are directed to our reservation system through airline and other third-party reservation systems, including systems operated by Sabre Holdings, Galileo International, Worldspan and Amadeus. Separately, we believe the Internet is an attractive low cost alternative to traditional reservation processes. The Internet provides the consumer with real-time, interactive services, which tend to be used over and over again.

  International Rental Operations

     We operate the Alamo and National brands in 74 countries outside the United States and Canada. Internationally, we have over 2,300 locations consisting of both on-airport and city operations. Alamo and National have an international fleet of approximately 145,000 rental vehicles, of which approximately 39,000 are within company-owned locations.

     With the exception of the United Kingdom, Germany, Switzerland, Belgium and the Netherlands, we operate primarily through franchised locations in Europe, Africa, the Middle East, Asia, the Pacific Rim, Australia, Latin America and the Caribbean. Our operations outside North America accounted for approximately 11% of our revenue for the year ended December 31, 2001, of which approximately 78% was generated in the United Kingdom, where we believe we have a leading market position.

     Until October 1997, our international company-owned operations consisted solely of Alamo locations in the United Kingdom, Germany and several smaller continental European countries. In October 1997, we significantly increased our international presence with the acquisition of EuroDollar plc, which moved us into a market leadership role in the United Kingdom. Commencing in February 1998, we began the consolidation and expansion of our international operations, combining the acquired EuroDollar operations with Alamo's European operations and some existing EuroDollar licensees and joint ventures. Since that time, we have focused our efforts on re-branding the businesses and developing the network for both the Alamo and National brands.

     Before February 1, 1998, National served its customers in Europe, Africa and the Middle East through a marketing affiliation with Europcar/Interrent. Beginning February 1, 1998, as a result of the acquisition and rebranding of EuroDollar in the fourth quarter of 1997, National began to operate, and in some cases license, its own locations in each of these markets. National serves its customers in Japan and others parts of the Pacific through a marketing affiliation in Japan. In July 2000, our unprofitable Australian operations were divested in a sale to an independent third party.

     Within the European marketplace, the business market accounts for approximately 73% of our revenue, the leisure market accounts for approximately 23% of our revenue and the insurance replacement market accounts for approximately 4% of our revenue.

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

     Additional financial information with respect to revenues and assets of our International operations is included in Note 16 of our Consolidated Financial Statements included elsewhere herein.

INSURANCE REPLACEMENT AND NEIGHBORHOOD BUSINESS

  Alamo Local Market Division Overview

     We serve the insurance replacement rental market under the Alamo brand. Before November 2000, our insurance replacement business was operated using the brand name CarTemps USA. We rebranded the business as Alamo in November 2000 in order to leverage and capitalize on Alamo's widely recognized name and value proposition. The Local Market Division's strategy is to capitalize on Alamo's brand recognition and its reputation for value in order to increase market share with key customers in the insurance and collision repair industries as well as attract the local neighborhood renter.

  Business Strategy and Operations

     Sales and marketing activities seek to effectively target multiple levels and audiences for maximum impact. Account sales focuses on the insurance company home office and ensures Alamo's participation in rental management programs of insurers at a national level. Field sales focuses on claim centers, agents and body shops thereby providing the pull through for maximum market share gain. Large automotive dealerships and leisure renters are also sources of revenue.

     In the first quarter of 2002, the division was restructured in response to its weakening operating performance, which led to the closing of 182 unprofitable locations and key management changes. In order to enhance the divisions profitability, we have initiated cost cutting measures which include but are not limited to:

     - Increased fleet sharing with nearby airport operations

     - Changes in the mix of our fleet to reduce the average cost of our inventory

     - Consideration of strategic alternatives or alliances

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

     We hold vehicles in our daily rental fleet for up to fifteen months, with the average vehicle age being less than six months. Approximately 88% of our model year 2001 purchases for the airport operations of Alamo and National North America were acquired under manufacturer repurchase programs and were not subject to residual value risk. These programs allow cars conforming to the terms of the agreement to be returned to the manufacturer at the end of their service lives at a predetermined residual value. For the model year 2000, 4% of the repurchase program cars returned to the manufacturer were subsequently rejected.

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

  Vehicle Supply

     General Motors has been the principal supplier of rental vehicles to Alamo and National for many years. Our supply agreement with General Motors requires us to purchase a minimum number of units spanning all the General Motors brands. In return, General Motors has agreed to provide certain incentives as well as a minimum number of vehicles. In model year 2001, vehicles manufactured by General Motors made up approximately 64% of our total domestic rental fleet purchases. In model year 2002, we may purchase a lesser percentage of our domestic rental fleet from General Motors. The remainder of our fleet primarily includes vehicles from Chrysler, Mitsubishi, Toyota, Isuzu, Ford, and Nissan.

     Purchases outside of repurchase programs come from a number of sources, including vehicle manufacturers, private and public auctions, wholesalers and automotive dealerships.

INFORMATION TECHNOLOGY

     A comprehensive network of hardware and software applications support our rental operations. Key system applications include reservations, rental operations, fleet management, third-party reservation systems and tour operator links, Internet web sites, commission processing, billing, accident claims, financial and human resources. We believe our information technology infrastructure allows us to manage our operations on a real-time basis and quickly respond to changing market dynamics.

     Our Odyssey information system supports the National brand. Odyssey has three main components: a reservation system, an operating system and a fleet management system. Alamo operations in the United States, Canada and continental Europe use Alamo's legacy systems, which are fully integrated information systems that include reservations, rental operations and fleet management.

     National's UK operations use a fully integrated separate system, with interfaces to both Odyssey and Alamo's systems.

     Information technology resources in direct support of the Local Market division are located at the division headquarters in Solon, Ohio and include a network of hardware and software applications tailored towards the local market rental needs. Many of our operating systems have been developed internally to respond to the unique operating requirements of the local branch, and are integrated with key insurance trading partners.

     We intend to consolidate the information technology platforms supporting the Alamo and National airport businesses over the next twelve months. We believe that by consolidating we will incur lower administrative costs as operations are standardized on one common platform.

CUSTOMERS

     No single customer represented greater than 10% of our total revenue during 2001.

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

     At times, industry-wide price pressures have adversely affected the major vehicle rental companies, and our vehicle rental business has, on such occasions, priced its product in response to these pressures. Moreover, at times when the vehicle rental industry has experienced vehicle oversupply, competitive pressure has intensified, with a negative impact on the industry's rental rates. We continually focus on optimizing our cost structure to improve our overall competitive position.

     Significant changes in the ownership of existing participants in the vehicle rental industry have occurred in 2001. During the year Ford Motor Company and Cendant Inc. acquired the outstanding shares of Hertz and Avis, respectively. We believe Hertz and Avis are significantly better capitalized than most of the remaining participants in the industry and, as such, more formidable as competitors should they gain access to wider sources of capital at lower rates.

AUTOMOTIVE RENTAL REGULATIONS

     Our operations generally are subject to various federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, consumer protection, finance, insurance, advertising, currency controls, used vehicle sales, zoning and land use, environmental and labor matters. In addition, a majority of states have considered legislation affecting the sale of loss damage waiver products. To date, approximately half of the states have enacted legislation requiring disclosure to each customer at the time of rental that the customer's personal automobile insurance may cover damage to the rental vehicle and therefore purchase of a collision damage waiver may be unnecessary. In addition, certain states such as Nevada, California and Illinois have capped the price at which collision damage waivers can be sold. New York has prohibited the sale of collision damage waivers and New York and Illinois have capped the liability of the renter for damage to the vehicle. Adoption of national or state legislation limiting the sale or capping the rates of collision damage waiver products could further restrict sales of this product and additional limitations of potential customer liability could increase the cost of our operations. During recent years, however, two states enacted legislation to rescind the price control of collision damage waivers, two others have raised their price caps, and another state has enacted legislation to partially rescind renter immunity from liability and permit the sale of collision damage waivers.

     As a result of private and past governmental regulatory legal proceedings in some states regarding the sale of other optional service items at the rental counter, such as liability insurance, personal accident coverage, personal effects coverage and other travel related coverage's, the vehicle rental industry has requested regulatory agencies and legislative bodies to provide affirmative authorization for the sale of these services and products. To date, a majority of states have either adopted clarifying legislation to fully exempt the industry from licensing requirements or enacted special or limited licenses to specifically cover the sale of insurance products incidental to the vehicle rental. However, the outcome of the legal proceedings and the initiation of any future governmental regulatory proceedings could negatively impact the revenue generated from the sale of these services and products.

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

     The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), along with related regulations, establish a framework for regulating the handling, transportation, treatment and disposal of hazardous and non-hazardous solid wastes in the United States. In addition, a subchapter of RCRA regulates underground storage tanks. Many of our operations operate underground storage tanks, which we use primarily to store petroleum-based products. RCRA and various federal, state and local laws and regulations mandate periodic testing, upgrading, closure and/or removal of underground storage tanks and, in the event of leaks from these tanks, require clean-up of the affected groundwater and soils. We have a number of underground storage tanks that have been removed or closed in place. If underground storage tanks owned or operated by us leak, and the leak migrates onto the property of third parties, we could be subject to liability for response costs, and other damages to these third parties.

Compliance with regulations related to underground storage tanks has not had, and is not expected to have, a material adverse effect on us.

LIABILITY INSURANCE AND BONDING

     The nature of our business exposes us to the risk of liabilities arising out of our operations. These potential liabilities could involve, for example, claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations, and claims for personal injury, property damage, and damage to the environment in cases where we may be held responsible for the escape of harmful materials. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements.

     The nature of our business also exposes us to significant risk of liability for damages arising primarily out of accidents involving automobiles rented from our vehicle rental fleet. Laws in some states impose vicarious liability on automotive rental companies, which increases our risk. Subject to the risk levels discussed below, we manage our exposure through a combination of qualified self insurance, and risk transfer to insurance companies which are rated as financially sound by insurance rating agencies. We are substantially self-insured for the majority of our incurred liability. However, we carry certain excess liability coverage, but catastrophic losses may occur which exceed the amount of our coverage limits.

     We either purchase commercial insurance or act as our own qualified self-insurer for automobile liability, general liability, workers' compensation and employer's liability claims. Historically, we retained up to $1.0 million of risk per claim, plus claims handling expense, under our various property, auto liability and general liability insurance programs. In the fourth quarter of 2001, we raised this retention up to $5.0 million in auto liability and general liability insurance programs. We purchase excess liability insurance to provide insurance in excess of the primary liability insurance policies and/or retained losses. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we strive to operate safely and prudently and have, subject to certain limitations and exclusions, certain excess liability insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our results of operations and financial condition.

     Provisions for retained or self-insured claims are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. We have collateral requirements that are set by insurance companies, which underwrite our insurance programs. Our collateral requirements may change from time to time, based on, among other things, our claims experience, financial performance or credit quality and level of retention.

     Surety bonding is required in numerous aspects of our business. Many of our airport concession agreements require us to obtain surety bonds for the benefit of the airport. Similarly, bonding is required in a number of other areas including insurance and titling. Although we currently have an agreement with a surety to issue bonds on our behalf through 2002, the loss of our ability to obtain surety bonds would have an adverse effect on our business and financial condition.

     Currently, our various operating subsidiaries are self-insured in 32 states. Periodically, the states review the self-insured status of those entities. Loss of self-insurance status could have a material adverse effect on us. Due to our Chapter 11 filing and our current financial condition we cannot assure you that we will be able to maintain or renew our self-insurance status in each state.

EMPLOYEES

     At December 31, 2001, we employed approximately 17,000 associates worldwide, approximately 2,300 of whom were covered by 43 collective bargaining agreements. Currently, Alamo and National are in the process of negotiating four collective bargaining agreements, which have expired, and 23 agreements which will expire in 2002. The Company's collective bargaining agreements, which have expired or will expire in 2002, cover approximately 1,200 employees. We have no collective bargaining agreements outside of North America. We also employ a substantial number of temporary and seasonal workers, and we engage outside services, as is customary in the industry, principally for the non-revenue movement of the rental fleet between locations. We believe that we have good relations with our employees.

SEASONALITY

     Our business, and particularly the leisure travel market, is highly seasonal. Our third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, we increase our rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect. The first and fourth quarters for our operations are generally the weakest because of limited leisure travel and a greater potential for weather conditions, either adverse or unseasonable, to impact our business. Many of our operating expenses such as rent, general insurance and administrative personnel remain fixed throughout the year and cannot be reduced during periods of decreased rental demand. Since September 11, 2001 air travel patterns, which directly affect our business, have changed significantly from historical norms. While we anticipate growth in revenue for the summer months, we believe revenue will be significantly below our previous year.

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

  There are significant uncertainties relating to our bankruptcy proceeding.

     Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. We have not yet submitted such a plan to the Bankruptcy Court for approval and cannot make any assurances that we will be able to obtain any such approval in a timely manner. When proposed, our plan of reorganization may not receive the requisite acceptance by creditors and other parties in interest and may not be confirmed by the Bankruptcy Court. In addition, due to the nature of the reorganization process, actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the Chapter 11 cases. Our ability to obtain financing to fund our operations and our relations with our customers and suppliers may be harmed by protracted bankruptcy proceedings. Further, we cannot predict the ultimate amount of our liabilities that will be subject to a plan of reorganization.

     Other negative consequences that could arise as a result of the bankruptcy proceedings include:

     - making us more vulnerable to a continued downturn in our industry or a downturn in the economy in general;

     - limiting our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

     -  the incurrence of significant costs associated with the reorganization;

     - impacts on our relationship with suppliers and customers, including loss of confidence in our ability to fulfill contractual obligations due to financial uncertainty;

     -  placing us at a competitive disadvantage compared to our competitors;

     -  limiting our ability to borrow additional funds; and

     - negatively impacting our ability to attract, retain and compensate key executives and to retain employees generally.

     Once a plan of reorganization is finalized, approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, customers and suppliers to do business with a company that recently emerged from bankruptcy proceedings.

  Uncertainty with respect to treatment of our liabilities could negatively affect our operations.

     As of the filing of the Chapter 11 cases, in general all pending litigation against us has been stayed and no party may take any action to realize on our pre-petition claims except pursuant to further order of the Bankruptcy Court. In addition, we may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. While we anticipate substantially all liabilities as of the petition date will be dealt with in accordance with a plan of reorganization which will be proposed and voted on in accordance with the provisions of the Bankruptcy Code, there can be no assurance that all the liabilities will be handled in this manner. In addition, additional liabilities subject to the bankruptcy proceedings may arise in the future as a result of the rejection of executory contracts and/or unexpired leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

  Our status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code raises "going concern" questions.

     Our commencement of Chapter 11 cases in the Bankruptcy Court, and other factors such as our recurring losses, raise substantial doubt as to our ability to continue as a going-concern. The financial statements contained herein have been prepared assuming that we will continue as a going-concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including our leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities and the ability to complete our contracts and process them in an efficient manner is subject to significant uncertainty. While in Chapter 11, we may sell or otherwise dispose of assets (subject to Bankruptcy Court approval), and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements. Additionally, a deadline will be established for the assertion of pre-Filing Date claims against the Company (commonly referred to as a bar date), including contingent, unliquidated or disputed claims, which claims could result in greater liabilities than reported in the financial statements. Our ability to continue as a going-concern is contingent upon, among other things, confirmation of a plan of reorganization, future profitable operations and the ability to generate sufficient cash flow from operations and financing arrangements to meet ongoing obligations.

  Holders of our common stock and debt may lose all or part of their investment.

     You may lose all or part of your investment in our common stock. The Bankruptcy Code requires that all debts be paid in full before stockholders can receive any recovery in our restructuring unless otherwise agreed by the class of unsecured creditors. We cannot assure you that our restructuring will ultimately result in any value for our stockholders. In the event of a liquidation, we believe that our equity would have no value. Furthermore, we cannot predict the value of any recovery to the holders of our debt. The holders of our unsecured debt will likely receive less than the holders of our secured debt. All of our assets and the assets of a majority of our subsidiaries are pledged to secure our debt obligations under various secured debt facilities. Under applicable law, collateral for secured claims must be used first to satisfy secured claims.

  We have significant working capital needs.

     Currently, our working capital needs are being satisfied by cash accumulated during our bankruptcy. We have the ability to use cash collateral by order of the Bankruptcy Court through September 22, 2002. Our ability to continue to use this cash collateral is contingent on our meeting certain criteria. Failure to meet these criteria will have a material adverse effect on our financial condition. In order to meet our peak financing needs during the fourth quarter of 2002 and the first quarter of 2003, we will need to refinance existing fleet debt and increase the capacity of our working capital facilities or replace such facilities. Recent and continued operating losses, our bankruptcy, the credit quality of our debt, our status as a debtor-in-possession under Chapter 11 and capital market conditions may adversely affect our ability to refinance our debt or obtain additional financing. As a result, we cannot assure you that we will be able to refinance our existing debt or increase the capacity of our working capital funds. In addition, no assurances can be given that our existing sources of liquidity will be adequate to fund our liquidity needs throughout the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to us or adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on our business and financial condition as well as on our ability to successfully restructure and emerge from bankruptcy.

  We have substantial debt and are highly leveraged.

     We have a substantial amount of debt outstanding (some of which is subject to compromise), which could adversely affect our financial health. Our vehicle fleet is primarily acquired through the issuance of vehicle secured debt, and we rely heavily on our ability to obtain debt financing to operate our business. You should read the "Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of our debt and capital structure. As of December 31, 2001, we had approximately $4.3 billion of debt outstanding, including approximately $4.0 billion of vehicle debt and $282.3 million of non-vehicle debt. The Debtors' filing for Chapter 11 represented an Event of Default under each of our financing facilities. Under bankruptcy law, the Debtors' are not permitted to make scheduled principal and interest payments with respect to pre-petition debt unless specifically ordered by the Court.

     Depending on the resolution of our bankruptcy proceedings, we could emerge from bankruptcy highly leveraged with substantial debt service obligations. This leveraged position could have important consequences for you. For example, our leverage could:

     - limit our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

     - increase our vulnerability to adverse economic and industry conditions;

     - require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes;

     - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

     - place us at a competitive disadvantage compared to our competitors that have less debt.

     We have liens on all of our revenue-earning and non-revenue-earning assets. The presence of these liens will limit our ability to raise additional incremental senior secured financing in the future.

  We are subject to material restrictions on the conduct of our business.

     We are operating most of our business as debtors-in-possession pursuant to the Bankruptcy Code. Under applicable bankruptcy law, during the pendency of the Chapter 11 cases, we will be required to obtain the approval of the Bankruptcy Court prior to engaging in any transaction outside the ordinary course of business. In connection with any such approval, creditors and other parties in interest may raise objections to such approval and may appear and be heard at any hearing with respect to any such approval. Accordingly, although we may sell assets and settle liabilities, including for amounts other than those reflected on our financial statements, with the approval of the Bankruptcy Court, there can be no assurance that the Court will approve any sales or settlements that we propose. The Bankruptcy Court also has authority to oversee and exert control over our ordinary course operations.

     In addition, to the extent we enter into debtor-in-possession financing arrangements in the future, it is likely that such financing will contain material restrictions on our operations. These restrictions will likely limit our ability to, among other things, incur debt, create liens, pay dividends, make investments, sell assets, repurchase capital stock, pledge assets, or enter into affiliate transactions. Any such restrictions may limit our ability to respond to changing business conditions and may prevent us from engaging in transactions which we might otherwise consider beneficial.

  We have experienced losses, which may continue in future periods.

     We have experienced net losses of $606.7 million for the year ended December 31, 2001 and $2.0 million for the year ended December 31, 2000. In addition, for the first quarter of 2002, we anticipate that our net loss will approximate $139.4 million before the recognition of goodwill impairments. We can not assure you that we will be able to generate net income in the future. Continued losses, and the resulting impact on operating cash flow, would adversely affect our financial condition, our ability to obtain financing and the market price of our common stock.

  We primarily use one surety provider.

     In the normal course of business we are required to post performance and surety bonds as financial guarantees of our performance. Substantially all of our surety bonding is provided by one surety. Because of our financial performance and a difficult surety market we have provided to our surety a security interest junior to that granted under our credit facilities. Although we currently have an agreement with our surety to issue bonds on our behalf through 2002, the loss of our ability to obtain surety bonds would have an adverse effect on our business and financial condition.

  We are self-insured in certain domestic locations.

     Certain of our domestic operating subsidiaries are self-insured for property, auto liability and general liability. In 2001, we have raised the risk we retain for auto and general liability from up to $1.0 million to up to $5.0 million. There is no guarantee we will be able to renew or continue property liability insurance at current deductible levels. Additionally, state insurance regulatory authorities, on a periodic basis, review our self-insurance status, which includes but is not limited to, a review of our financial condition. Due to our Chapter 11 filing and our financial condition we cannot assure you that we will be able to maintain or renew our self-insurance status and as such, we may be required to obtain third party insurance at higher costs or we may be precluded from operating in certain locations.

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

  A decrease in air travel would significantly impact our business.

     In 2001, our Alamo and National on-airport and near-airport locations generated approximately ninety percent of our total revenue from total domestic operations. We also expect to generate a significant portion of our revenue from Alamo and National locations on-airport or near-airport in 2002. We were significantly adversely affected by the decrease in air travel following September 11, 2001. A sustained material decrease in airline passenger traffic would significantly reduce our customer volume and significantly impact our business. Events that could reduce airline passenger traffic include a general economic downturn, labor unrest, airline bankruptcies and consolidations, substantially higher air fares, adverse weather conditions, the outbreak of war, high-profile crimes against tourists and further incidents of terrorism.

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

     During the year ended December 2001, we operated a combined fleet of approximately 310,000 owned and leased vehicles. As of December 31, 2001 approximately 81% of our fleet was covered by a vehicle manufacturer repurchase program or leased and not subject to residual value risk. Under these manufacturers' repurchase programs, we agree to purchase a minimum number of vehicles directly from franchised dealers of the manufacturer at a specified price. The manufacturer, in turn, agrees to buy those vehicles back from us at a future date at a price that is based upon the capitalized cost of the vehicles less an agreed upon depreciation factor and, in certain cases, an adjustment for damage and/or excess mileage. Repurchase programs limit our risk of a decline in the residual value of our fleet and enable us to fix our depreciation expense in advance. Vehicle depreciation is the largest component of our cost of operations. We could have difficulty managing costs relating to the acquisition and disposition of our vehicles if manufacturers reduce the availability of repurchase programs or related incentives, or reduce the number of vehicles available to vehicle rental companies through repurchase programs.

     We currently obtain a substantial portion of our financing in reliance on repurchase programs. A significant adverse change in our financial condition or our relationship with investment grade vehicle manufacturers would make obtaining needed vehicle-secured debt financing on favorable terms significantly more difficult.

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

     As of December 31, 2001, we were subject to residual value risk on approximately 19% of our fleet, which were not covered by manufacturers' or other repurchase programs. Residual value risk is the risk that a vehicle's market value at the time it is sold will be less than its depreciated value. The residual value of non-program vehicles depends on factors including the general level of pricing in the automotive industry for both new and used vehicles. Prices for used vehicles generally decrease if the automotive manufacturers increase the retail sales incentives they offer on new vehicles. Because it is difficult to predict the impact or timing of future manufacturer incentive programs, used vehicle demand and other factors that influence used vehicle resale values, we may not be able to manage effectively the residual value risk on our non-program vehicles which would increase our costs associated with using non-program vehicles in our rental fleet.

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

     General Motors, through its franchised dealers, is our principal supplier of rental fleet vehicles. The number of vehicles we purchase varies from year to year. In model year 2001, we purchased approximately 64% of our aggregate domestic rental fleet from General Motors. In model year 2002, we may purchase a lesser amount of our domestic rental fleet from General Motors. The supply agreement with General Motors requires us to purchase a minimum number of units spanning all the General Motors brands. In return, General Motors has agreed to provide certain incentives as well as a minimum number of vehicles. Shifting significant portions of our fleet purchases to other manufacturers would require significant lead-time. Separately, General Motors's inability to supply us with the planned number and type of vehicles in a timely manner could result in our fleet being inadequate in size or in the types of vehicles available to us to meet customers' demands, thereby resulting in a loss of revenue. In addition, if General Motors is not able to offer competitive terms and conditions and we are not able to purchase sufficient quantities of vehicles from other automobile manufacturers on competitive terms and conditions, then we may be forced to purchase vehicles at higher prices or on otherwise less favorable terms. Such a situation could adversely affect us through increased vehicle acquisition and depreciation costs that we are not able to offset sufficiently through rental rate increases passed through to our customers.

  We rely on asset-backed financing to purchase vehicles.

     We have relied and will continue to rely on asset-backed financing to purchase vehicles. As of December 31, 2001, we had outstanding approximately $4.0 billion of asset-backed indebtedness relative to our fleet. If our access to asset-backed financing were reduced, we cannot be sure that we would be able to obtain replacement financing on favorable terms. As a result, any disruption in the market for asset-backed securities or in our ability to access that market could adversely affect our liquidity and our ability to purchase vehicles for our fleet. Our Chapter 11 filing has made it more difficult and costly to access this market and there can be no assurance we will be able to obtain the necessary financing to purchase vehicles. You should also read the "Financial Condition" section under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of our asset-backed financing programs.

  An increase in interest rates could reduce our profitability

     A portion of our debt accrues interest at floating interest rates. We use interest rate derivative transactions to manage the impact of interest rate changes on our variable rate debt. These derivative transactions consist of interest rate caps. Including our interest rate derivatives, fixed or capped interest rate debt was 96% of our total debt outstanding as of December 31, 2001. Nevertheless, a substantial increase in interest rates would significantly increase our cost of indebtedness.

  Problems may arise as a result of consolidation of our brands.

     Our competitors have made objections to airport authorities and filed legal challenges with the U.S. Bankruptcy Court and Federal courts, arguing that we should not be able to bid for or maintain concession agreements under which we operate both of our brands, Alamo and National, under a single concession agreement. To date, however, the U.S. Bankruptcy Court has rejected their arguments. A critical component of our restructuring plan is to achieve cost savings by consolidating airport operations. Should airports or the courts agree with our competitors' position it could significantly affect our ability to execute this strategy.

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

  Our former Parent has engaged in certain transactions that are under review by the IRS and may have a materially adverse effect on our financial condition, results of operations and cash flows.

     Our former Parent has engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. During the time we were part of our former Parent's consolidated Federal Income Tax Return. Generally, the transactions relate to accelerations of certain future projected tax deductions. We understand that these transactions are currently under review by the Internal Revenue Service. An unfavorable settlement or adverse resolution of these matters by our former Parent, or a decision by the Internal Revenue Service to pursue ANC, could have a materially adverse effect on our financial condition, results of operations and cash flows.

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

     - issuance and redemption of shares of our common stock;

     - the sale of equity or the exercise of stock options;

     - the sale, distribution or other disposition of assets in a manner that would adversely effect the tax consequences of the spin-off; and

     - the discontinuation of a material business.

     Other transactions could also jeopardize the tax-free nature of the spin-off.

  The market for our common stock is currently not liquid.

     Our common stock was delisted from NASDAQ in November 2001. As a result, a liquid public market for our common stock does not exist, which may make it difficult for you to sell our common stock. Our common stock is traded on the NASD OTC Bulletin Board Market. There may be very limited demand for our common stock.

     The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

     - the development of our restructuring plan and our ability to emerge from Chapter 11;

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

ITEM 2.  PROPERTIES

     Our combined rental businesses, both owned and franchised, conduct operations at more than 3,500 locations throughout the world, of which approximately 1,200 are located within North America and approximately 2,300 are located outside North America. These locations include rental and sales offices and rental and service facilities located on or near airports and in central business districts in major U.S. cities and suburban areas. We lease most of these premises.

     Our facilities serving airport locations are located on airport property or near the airport in locations convenient for bus transport of customers to the airport. We lease many of these airport locations from governmental authorities charged with the operation of the airports under arrangements generally providing for either the payment of a fixed rent or the payment of rent based on a percentage of revenue at a location with a guaranteed annual minimum payment. Most of our other facility leases provide for fixed rental payments. Each of the airport facilities in the metropolitan areas we serve includes, in addition to concession space, vehicle storage and maintenance areas, as well as rental and return facilities. Typical airport facility leases may not necessarily have the same duration as our local airport concession agreement. Most of our airport facility leases expire at varying times over the next ten years. Some of these leases include purchase options at the end of their terms. Some airport concession agreements require us to obtain surety bonds for the benefit of the airport. Any failure to obtain or maintain these bonds would constitute a default under the concession agreements and could result in our loss of position at such airport.

     We lease reservation centers in Charleston, South Carolina, Boca Raton, Florida and Salt Lake City, Utah, and office facilities in Fort Lauderdale, Florida, Boca Raton, Florida and Solon, Ohio.

     Our Local Market Division leases our neighborhood rental locations from third parties, and our former Parent, under lease agreements, which expire at various times over the next ten years.

     We believe that our facilities are sufficient for our needs.

ITEM 3.  LEGAL PROCEEDINGS

     On November 13, 2001, ANC Rental Corporation (the "Company") and certain of its direct and indirect U.S. subsidiaries (each, a "Debtor," and collectively, "Debtors") filed voluntary petitions under chapter 11 of title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case No. 01-11200 et al., Jointly Administered). The Debtors remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. As a result of the bankruptcy filing, any claims involving Debtors that arose during periods prior to November 13, 2001 are considered pre-petition claims and ultimately will give rise to plaintiff's status as unsecured creditors in the event plaintiffs are successful in establishing liability. Currently, much of the pre-petition litigation brought by private parties in which Debtors are defendants has been stayed due to the automatic stay provisions of the Bankruptcy Code.

     We are currently a defendant in two purported class actions that have been brought in two states in which the plaintiffs seek unspecified damages and injunctive relief arising out of our allegedly improper sale of optional insurance products in connection with vehicle rentals. A common feature of the two actions is a claim that applicable insurance laws were violated in the sale of the optional insurance products (Liability Insurance Supplement and Personal Accident Insurance/Personal Effects Coverage) because our counter sales representatives were not licensed insurance salespersons. Details of those actions appear below. A final order of dismissal in the Alabama Case was appealed to the Eleventh Circuit. The appeal as to National was stayed pursuant to the automatic stay provision of the bankruptcy code. The remaining case, pending in Illinois, has also been stayed pursuant to the automatic stay provision of the Bankruptcy Code. Other similar actions in Alabama and Wisconsin have been concluded and/or dismissed with no finding of liability to our company.

     In October 1997, Shannon Leonard, Theresa Moore and Coley Whetstone, Jr. v. National Car Rental Systems, Inc. and certain other car rental companies was commenced in Circuit Court of Coosa County, Alabama. We and the other defendant car rental companies removed the action to the United States District Court for the Middle District of Alabama, Northern Division (Montgomery). Leonard purports to be a class action on behalf of all persons in the United States who rented from the defendants and, as part of that rental, purchased optional insurance products. We and the other defendant car rental companies filed a series of motions which sought dismissal of the various causes of action based upon the judge's initial ruling that a private right of action does not exist under Alabama law for the alleged unlicensed sale of insurance. A final order of dismissal was entered in January of 2000 and the plaintiffs subsequently filed a Notice of Appeal to the U.S. Court of Appeals for the Eleventh Circuit in Atlanta, Georgia. In January 2002, the Eleventh Circuit remanded the case to the U.S. District Court (M.D. Ala.) with instructions to remand it to state court, but stayed the appeal as to National.

     In April 1998, Angela Godfrey, individually and on behalf of all others similarly situated v. Alamo Rent-A-Car, Inc. and a company that issued the subject insurance policy was commenced in the Circuit Court of Cook County, Illinois. The case purports to be a class action on behalf of all persons in Illinois who rented from Alamo and who purchased optional insurance products. We removed the action to the United States District Court for the Northern District of Illinois. In September 1999, the case was remanded to the Circuit Court of Cook County, Illinois following the granting of plaintiff's motion to remand. Alamo's motion to dismiss the amended complaint has been filed but the action has been stayed pursuant to the automatic stay provision of the Bankruptcy Code.

     In March 2000, National Car Rental System, Inc. and another car rental company were sued in a class action in a California state court under California's Private Attorney General statute. The suit contends that the vehicle refueling provisions in National's rental agreement that set forth the renter's fuel options are materially misleading. In a similar case brought against another rental car company in 1998, the California Court of Appeals, First Appellate District in March 2000 sustained in part and reversed in part the trial court's entry of judgment in favor of that rental car company and ordered the matter remanded with respect to the plaintiff's challenge of the manner in which that company discloses and explains its fuel service charge, but upheld the trial court's ruling that such refueling charges were permissible under California law if properly disclosed. The case has been stayed pursuant to the automatic stay provision of the Bankruptcy Code.

     In May 2000, a jury returned a verdict against Alamo for approximately $5.2 million in an action brought by Gerrit Dieperink, individually and as personal representatives of his wife's estate arising out of her murder. She and her husband, Danish tourists, while driving an Alamo rental car, got lost and ended up at a gas station in Liberty City (Miami). A man trying to rob her killed her. The claim was that Alamo should have warned them to avoid Liberty City because it was a high crime area and dangerous for tourists. The court denied Alamo's post-trial motions and entered final judgement according to the verdict. On January 10, 2001, the Company filed its appeal with Florida's District Court of Appeal (Third District). The Company's appeal has not been stayed.

     In November 2000, National Car Rental System, Inc. and Alamo Rent-A-Car along with all of the major car rental companies were sued in California state court in a class action lawsuit. The Plaintiffs allege that the rental car companies failed to adequately display a disclaimer relating to the sale of collision damage waiver

(CDW) as required by statute. The lawsuit further contends that rental car companies have not given adequate oral disclosures at time of rental also as set forth by statute. National and Alamo have filed demurrers requesting the matter be dismissed on the ground that the statutes do not provide a private right of action. The case has been stayed pursuant to the automatic stay provision of the Bankruptcy Code.

     During the acquisition of certain assets from Tilden Car Rental in 1996, National Car Rental (Canada) (a non-debtor entity) was assigned the remaining years on a 99 year net lease for a parking garage in downtown Montreal. The landlord has now moved to terminate the lease and seeks National Car Rental (Canada) and the former Tilden group to pay for the repairs. National Canada is contesting the eviction and its responsibility to pay for structural repairs that the landlord failed to properly disclose. Repairs are estimated between Cnd$2 million and Cnd$5 million. This case is not stayed by the bankruptcy filing.

     In April 2001, National Car Rental Systems, Inc. and its principal auto auction vendor in California were sued in a class action lawsuit in the Superior Court of California. The case purports to be a class action on behalf of all persons who are alleged to have bought National vehicles at auction, on clean titles, which the plaintiffs contend should have been designated salvage under California law. The case has been stayed pursuant to the automatic stay provision of the Bankruptcy Code.

     The Department of Justice ("DOJ") has commenced two separate investigations concerning compliance by National Car Rental and Alamo Rent-A-Car with certain provisions of the Americans With Disabilities Act. The investigation contends National and Alamo maintain an inadequate number of 16 plus person vehicles equipped with wheel chair lifts at certain airports. This case is not stayed by the bankruptcy filing.

     Thirty-seven former and current Somali employees filed a suit in May 2001 against ANC Rental Corporation, Alamo Rent-A-Car, LLC, and National Car Rental, Inc. The lawsuit involves employment practices at Alamo and Nationals' rental facilities at the Minneapolis airport. The allegations involve discrimination based on race, color, national origin, and religion. They also allege violations of the Fair Labor Standards Act. The case has been stayed pursuant to the automatic stay provision of the Bankruptcy Code.

     United Services Automobile Association ("USAA") and USAA Alliance Services LP have brought a claim against National Car Rental System, Inc. for alleged trademark infringement and unauthorized use of the USAA mark, unfair competition, breach of contract and an accounting of profits. Plaintiffs' claims arise out of National's practice of offering a courtesy discount to USAA members, when contacted by them, following termination of a previously existing marketing agreement between National and USAA. The case has been stayed pursuant to the automatic stay provision of the Bankruptcy Code.

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

     In addition, as discussed in the section titled Automotive Regulations, Alamo and a number of our competitors are subject to a consent decree with the Federal Trade Commission that requires certain disclosures to customers at each stage of the rental transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     From July 3, 2000 to November 26, 2001, our common stock was traded on the Nasdaq National Market System under the symbol "ANCX". Effective November 26, 2001 we were delisted for failure to meet minimum listing requirements and began trading on the NASD OTC Bulletin Board under the symbol ANCXQE. Until June 30, 2000 we were a wholly owned subsidiary of AutoNation. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported by Nasdaq (through November 26, 2001) or the NASD OTC Bulletin Board.

2000                                                          HIGH     LOW
----                                                          -----   -----
Third Quarter...............................................  $7.56   $4.50
Fourth Quarter..............................................  $7.00   $2.94

2001                                                          HIGH     LOW
----                                                          -----   -----
First Quarter...............................................  $7.00   $2.00
Second Quarter..............................................  $5.35   $2.71
Third Quarter...............................................  $4.26   $0.52
Fourth Quarter..............................................  $1.10   $0.03

     On April 30, 2002, the closing price of our common stock was $0.51 per share as reported by the NASD OTC Bulletin Board. On April 30, 2002, we believe there were up to approximately 45,500 stockholders.

     We have not declared or paid any cash dividends on our common stock since our spin-off from AutoNation on June 30, 2000. We currently do not anticipate paying cash dividends in the foreseeable future. In addition, our ability to pay dividends is limited by restrictions placed upon the debtor companies of ANC by its Chapter 11 bankruptcy filing of November 13, 2001.

     In 2001 we issued warrants to purchase approximately 3.7 million shares of our common stock to the lender under our interim credit facility. The warrants have a term of ten years and an exercise price of $0.01 per share. Later in 2001 we issued additional warrants to purchase approximately 1.4 million shares of our common stock to the same lender. These warrants also have a term of ten years and an exercise price of $0.01 per share. These warrants were issued in accordance with the registration exemption provided by Section 4(2) under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected consolidated statement of operations and balance sheet data of our company for the periods and the dates indicated. We derived the selected operations statement data for 2001, 2000, and 1999, and the selected balance sheet data as of December 31, 2001 and 2000 presented below, from our Consolidated Financial Statements included elsewhere in this Form 10-K. We derived our selected statement of operations data for 1998 and 1997 and the selected balance sheet data as of December 31, 1999, 1998 and 1997 from our consolidated financial statements for those periods, not included herein, all of which have been audited by Arthur Andersen LLP, independent certified public accountants.

     You should read the selected consolidated financial data below in conjunction with our Consolidated Financial Statements and notes thereto as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 included elsewhere in this Form 10-K and our "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     All historical share and per share data included in the Consolidated Statements of Operations and Comprehensive Income has been retroactively adjusted for the recapitalization of the former Parent's 100 shares of common stock into 45,142,728 shares of Common Stock on June 30, 2000 as more fully described in the Notes to Consolidated Financial Statements.

     Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of common stock purchase warrants and stock options, calculated using the if converted and the treasury stock method, respectively. Due to the net loss for the year ended December 31, 2001, the stock options and common stock purchase warrants were not dilutive. Due to the net loss for the year ended December 31, 2000, the stock options were not dilutive; there were no common stock purchase warrants outstanding. For each of the three years in the period ended December 31, 1999, there was no dilutive effect from stock options and common stock purchase warrants, as there were none outstanding.

     Statement of operations and balance sheet data is as follows for the periods presented, in millions (except per share amounts):

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------
                                           2001       2000       1999       1998       1997
                                         --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenue................................  $3,162.9   $3,525.0   $3,536.0   $3,447.2   $3,049.7
Net income (loss) before cumulative
  effect of change in accounting
  principle and extraordinary items....    (613.8)      (2.0)     (69.4)     108.8       53.7
Net income (loss)......................    (606.7)      (2.0)     (71.0)     108.8       51.2
Earnings (loss) per share:
  Basic and diluted....................  $ (13.42)  $  (0.04)  $  (1.57)  $   2.41   $   1.13

                                                          AS OF DECEMBER 31,
                                         ----------------------------------------------------
                                           2001       2000       1999       1998       1997
                                         --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Total assets...........................  $5,818.3   $6,537.6   $6,358.3   $6,252.6   $5,870.3
Vehicle debt...........................   3,977.8    4,228.9    4,531.6    4,377.9    4,172.1
Other debt.............................     282.3      276.7      107.4      132.0       90.8
Shareholders' equity...................     221.2      892.6      726.6      738.7      526.2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K.

OVERVIEW

     We rent vehicles on a daily, weekly or monthly basis to leisure and business travelers principally from on-airport or near-airport locations through Alamo and National, and to local customers who need replacement or daily rental vehicles from locations in neighborhood areas through Alamo Local Market Division. We operate mainly in the United States, Europe and Canada. We generate revenue primarily from vehicle rental charges and the sale of ancillary rental products. Approximately 85% of our rental revenue is derived from vehicle rental charges with the remaining 15% derived from the sale of liability and other accident protection products, fuel usage fees, and customer convenience products including vehicle upgrades, additional or underage driver privileges, infant seat rentals, cellular phone rentals and ski rack rentals.

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

     As a wholly owned subsidiary of AutoNation, we received services from AutoNation which supported our accounting, auditing, cash management, corporate communications, corporate development, facilities management, finance and treasury, human resources and benefit plan administration, information technology, insurance and risk management, legal, payroll, purchasing and tax operations. AutoNation also provided us with the services of a number of its executives and employees. In consideration for these services, AutoNation allocated to us a portion of its overhead costs related to these services. These allocations were historically based on the proportion of our invested capital to the consolidated invested capital of AutoNation and its subsidiaries, including our company, and based upon various proportional cost allocation methods. We believe that the amounts allocated to us in 1999 were no less favorable than costs we would have incurred to obtain these services on our own or from unaffiliated third parties. No amounts have been allocated in 2000 or 2001. As a result of the foregoing, the historical consolidated financial information for 1999 and 2000 included in this filing does not necessarily reflect what our consolidated financial position, results of operations and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented.

CHAPTER 11 PROCEEDINGS

     On November 13, 2001, ANC Rental Corporation and certain of our direct and indirect U.S. subsidiaries (each, a "Debtor," and collectively, "Debtors") filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case No. 01-11200 et al., Jointly Administered). The Debtors remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. For example, certain types of capital expenditures, certain sales of assets and certain requests for additional financings will require approval by the Bankruptcy Court. There is no assurance that the Bankruptcy Court will grant any requests for such approvals. Subsequent to the filing of the Chapter 11 petitions, we obtained several Court orders that authorized us to pay certain pre-petition liabilities (such as employee wages and benefits) and take certain actions to preserve the going concern value of the business, thereby enhancing the prospects of reorganization. Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded.

     The confirmation of a plan of reorganization is our primary objective. After negotiations with various parties in interest, we expect to present a plan of reorganization to the Court to reorganize our business and to restructure our obligations. This plan of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. We expect that a significant portion of the liabilities recorded are expected to be subject to compromise.

     The plan of reorganization, when filed, will set forth the means for treating claims, including liabilities subject to compromise and interests in our company. Such means may take a number of different forms. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing interests as a result of the issuance of equity securities to creditors or new investors. We are in the early stages of formulating a plan of reorganization. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Debtors at the filing date, as well as most litigation pending against us, are stayed and other pre-petition contractual obligations may not be enforced against the Debtors. In addition, the Debtors have the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file pre-petition damage claims with the Court. We have prepared and submitted the schedules setting forth the Debtors' assets and liabilities as of the date of the petition as reflected in our accounting records. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, or the effect of the proceedings on our businesses or the recovery by creditors and equity holders of the Company.

     Under the Bankruptcy Code, post-petition liabilities and pre-petition liabilities subject to compromise must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of our assets is compared to the liabilities and claims against us. There can be no assurance as to what value, if any, will be ascribed to our common stock in the bankruptcy proceeding.

     As a result of the bankruptcy filings and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in our financial statements. The ability of the company to continue as a going concern is dependent upon, among other things, (1) our ability to generate adequate sources of liquidity, (2) our ability to generate sufficient cash from operations, (3) the ability of our subsidiaries that are not included in the Chapter 11 cases to obtain necessary financing, (4) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and
(5) our ability to achieve profitability following such confirmation. Because we can give no assurance that we can achieve any of the foregoing, there is substantial uncertainty about our ability to continue as a going concern.

     Our financial statements do not include any adjustments that may result from the resolution of these uncertainties. In particular, our financial statements do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as a result of a plan of reorganization. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the consolidated financial statements included elsewhere herein.

MANAGEMENT CHANGES

     In connection with our restructuring efforts we have made certain changes to our senior management team. Lawrence Ramaekers, a veteran of numerous restructurings and formerly president of National Car

Rental, joined us as President and Chief Operating Officer in late 2001. In April 2002 Mr. Ramaekers also became our Chief Executive Officer. Michael Egan, previously our Chief Executive Officer, continues as our non-executive Chairman of the Board. In addition, during 2001 Bill Plamondon, formerly president of Budget Rent-A-Car, was named our Chief Restructuring Officer, and Wayne Moor was named our Senior Vice President and Chief Financial Officer. Also in the second quarter of 2002, we announced that Travis Tanner would assume the role of Senior Vice President, Sales and Marketing. We are confident that our senior management team has the experience and industry knowledge to lead us during our reorganization.

RESTRUCTURING EFFORTS

     In an effort to return us to profitability, we are implementing a series of restructuring plans designed to improve the quality of customer service while lowering costs to deliver such service. The restructuring plans can be classified into the following categories:

  Airport Location Consolidation

     At most major airports in the United States, we operate Alamo and National as stand-alone rental facilities. During 2002, we plan to consolidate up to 144 separately branded locations throughout the United States into a maximum of seventy-two dual branded locations. We believe that by consolidating operations into one dual branded facility we will be able to lower operating costs and improve vehicle utilization, lower personnel expense, and incur less rent expense. Our goal is to complete the facility consolidation program by December 2002. We will amortize the net book value of the assets relative to the closure of these facilities on a straight-line basis over the expected remaining useful life of ten months. We estimate the excess depreciation charge will approximate $3.1 million per month beginning in March 2002. Due to material uncertainties, negotiations with third parties, and the legal challenges of certain competitors, it is not possible to predict the length of time it will take to complete each location consolidation or whether all of the anticipated consolidations will occur as planned. As such, we may need to change our estimate of an assets' remaining useful life and revise depreciation policies on a prospective basis.

  Dual Brand Existing Single Brand Cities

     Certain city locations are currently single branded as either Alamo or National. To maximize our revenue potential, we intend to dual brand many of these facilities, by offering our customers at these facilities the brand currently not represented at the rental counter.

  Combining Information Technology Systems

     Currently the company operates two separate and distinct information technology systems. During 2002, we plan to migrate to one information system and abandon the other. We believe that cost savings can be achieved by combining information technology on to the existing Alamo legacy operating system. Additional benefits of migrating to the Alamo legacy system are expected to include a reduction of support staff, elimination of duplicative system infrastructures, improved operational efficiency, lower cost of training, and standardization across the organization. The migration to one information technology system is not without significant risks, such as the temporary loss of business functionality, questions regarding the scalability of existing infrastructure, and the need for coordination with other third party vendors to accept system changes. We will amortize the remaining net book value of assets related to the abandoned system on a straight-line basis over the expected remaining useful life of twelve months. We estimate the excess depreciation charge will approximate $10.0 million per month beginning January 1, 2002.

  Changes in License Operations

     The Company intends to modify its current licensee structure by entering into new "dual branded" licensing agreements that will include but not be limited to (1) selling or transferring ownership of certain Alamo locations in existing National licensee markets to the current National licensee, (2) increasing our current royalty rate charged to our licensee base, and (3) licensing our Alamo locations to current National licensees in those markets where an Alamo location currently does not exist.

  Closure of Alamo Local Market Locations

     In the first quarter of 2002, we closed approximately 182 unprofitable local market locations. Costs incurred relative to these closures approximated $5.6 million, and primarily related to disposition of fleet impaired assets and accruals for rent and severance.

CONSOLIDATED RESULTS OF OPERATIONS

     A summary of our operating results and key operating statistics is as follows for each of the three years ended December 31, 2001 (dollars in millions except revenue per day):

                                        2001       %       2000       %       1999       %
                                      --------   -----   --------   -----   --------   -----
Revenue.............................  $3,162.9   100.0   $3,525.0   100.0   $3,536.0   100.0
Direct operating costs..............   1,402.8    44.3    1,404.1    39.8    1,417.7    40.1
Vehicle depreciation, net...........   1,032.7    32.7    1,007.0    28.6    1,014.3    28.7
Selling, general and
  administrative....................     666.1    21.0      699.1    19.8      770.4    21.8
Severance/transition restructuring
  cost..............................       2.0     0.1       17.7     0.5       40.5     1.1
Reorganization expenses.............       2.1     0.1         --      --         --      --
AutoNation incremental overhead
  allocations.......................        --      --         --      --       16.0     0.5
Impairment of intangible assets.....     210.8     6.7         --      --         --      --
Amortization of intangible assets...       8.4     0.2       10.0     0.3        9.9     0.3
Interest income.....................      (6.3)   (0.2)      (5.1)   (0.2)      (1.3)   (0.1)
Interest expense....................     338.9    10.7      387.1    11.0      357.8    10.1
Other (income) expense, net.........      20.2     0.7        3.3     0.1       (1.1)     --
                                      --------   -----   --------   -----   --------   -----
Income (loss) before income taxes...  $ (514.8)  (16.3)  $    1.8     0.1   $  (88.2)   (2.5)
                                      ========   =====   ========   =====   ========   =====
KEY STATISTICS
Revenue per day(1)..................  $  35.36           $  35.95           $  35.67
Charge days (in millions)...........      88.2               96.6               97.4
Average fleet.......................   310,194            333,921            338,609
Fleet utilization...................      77.9%              79.0%              78.8%

---------------

(1) Revenue per day represents the average revenue recorded per vehicle per day.

  Years Ended December 31, 2001 and 2000

     Revenue

     Revenue was $3,162.9 million for the year ended December 31, 2001, and $3,525.0 million for the year ended December 31, 2000. The decrease in revenue of $362.1 million or 10.3% is primarily due to lower charge day volume of $302.0 million or 8.6%, lower revenue per day of $35.0 million or 1.0%, the unfavorable effects of foreign exchange movements of $16.9 million or 0.5%, and lower licensee revenue of $8.2 million or 0.2%.

     Charge day volume declined in the year ended December 31, 2001 compared to the same period in the prior year by approximately 8.4 million days. The decrease was realized in North America with the Alamo brand declining 4.6 million days and the National brand declining 3.9 million days. Approximately
4.5 million charge days or 54% of the year-to-date decline in charge days occurred in the fourth quarter in part due to the terrorist events of September 11, 2001. The balance of the decline in charge day volumes was the result of a weak economy throughout 2001.

     The decline in revenue per day for the year ended December 31, 2001 as compared to the same period in the prior year was the result of a weak economy and an extremely competitive pricing environment in the domestic airport market.

     Following the events of September 11, 2001 there has been a significant decline in air travel and related car rentals at airports particularly in the U.S. We cannot accurately predict the extent or duration of the decline in air travel. Approximately ninety percent of our revenue is derived from airport locations and a continued decline in air travel would have a material adverse effect on our financial position and results of operations.

     Direct Operating Costs

     Direct operating costs include costs specifically related to the operation and maintenance of the fleet, field personnel, facility costs and variable operating costs such as insurance, agency fees, and fuel. Direct operating costs were $1,402.8 million for the year ended December 31, 2001 and $1,404.1 million for the year ended December 31, 2000. As a percent of revenue, direct operating costs were 44.3% for the year ended December 31, 2001 and 39.8% for the year ended December 31, 2000.

     Fleet operating expenses increased approximately $22.4 million primarily driven by increased damages and turn-back costs, fleet maintenance and fleet transportation costs. These increases are the result of reducing fleet levels beyond those of the prior year to meet lower forecasted demand. Fleet operating expenses were also adversely impacted by the terrorist events of September 11. As a result of September 11 we experienced a high level of one-way rentals. As such, we realized higher than normal fleet operating costs as we incurred additional expenses to reclaim the displaced fleet. Facility and facility maintenance increased approximately $21.7 million due to increased rent, the result of sale and leaseback transactions in the first and second quarters as well as increased facility operating costs. Offsetting these increases were lower personnel costs of approximately $24.4 million due to our cost reduction programs in the first half of the year as well as lower variable transaction costs of approximately $12.5 million, the result of lower overall charge day volumes during the period. The benefits of foreign exchange rate movements lowered our costs by approximately $8.5 million for the year ended December 31, 2001.

     Vehicle Depreciation

     Vehicle depreciation includes vehicle depreciation, net of manufacturer incentives, and gains and losses on vehicle sales in the ordinary course of business. Vehicle depreciation was $1,032.7 million for the year ended December 31, 2001 and $1,007.0 million for the year ended December 31, 2000. As a percent of revenue, vehicle depreciation was 32.7% for the year ended December 31, 2001 and 28.6% for the year ended December 31, 2000.

     The increase in vehicle depreciation of $25.7 million was primarily due to increased depreciation of approximately $103.1 million primarily due to higher vehicle acquisition costs, changes in the mix of our fleet, and provisions of approximately $12.5 million incurred relative to the disposition of our "at-risk" vehicles. Offsetting these increases were the benefits of a decreasing fleet size, which lowered our costs by approximately $74.1 million, and the benefits of foreign exchange rate movements, which lowered our costs by approximately $3.3 million.

     Domestically, we believe that as a result of overall declines in rental volumes industry-wide our competitors have reduced fleet size. These reductions coupled with a weak economy depressed the residual market values of used vehicles. As such, we increased our fleet depreciation rates prospectively.

     Selling, General and Administrative Expense

     Selling, general and administrative expenses were $666.1 million for the year ended December 31, 2001 and $699.1 million for the year ended December 31, 2000. As a percentage of revenue, selling, general and administrative expenses were 21.0% for the year ended December 31, 2001 and 19.8% for the year ended December 31, 2000. The decrease in selling, general and administrative expenses of $33.0 million was due to lower variable selling costs of approximately $18.5 million, the result of lower overall charge day volumes during the period. Reduced marketing, advertising and general overhead spending approximated $11.2 million. The benefits of foreign exchange rate movements lowered our costs by approximately $3.3 million.

     Severance/Transition Cost

     During the first quarter of 2001, as part of a cost reduction plan, we reduced our workforce in excess of 700 people with a total expected annual expense reduction of approximately $25.0 million. The severance related to those terminations was $2.0 million.

     Transition costs were $17.7 million for the year ended December 31, 2000. These costs related to our fourth quarter 1999 restructuring plan, and were not previously accruable as part of the 1999 charge. Transition costs are primarily comprised of employee retention bonuses, support for information systems, and personnel costs related to hiring, relocation and training.

     Reorganization Expenses

     Reorganization expenses represent losses resulting from the reorganization and restructuring of our business. For the quarter ended December 31, 2001 we incurred approximately $2.1 million of professional fees for services rendered on our behalf as well as on behalf of our creditors. We have not accrued contractual interest expense of approximately $0.1 million related to $35.0 million of unsecured other debt from the filing date through December 31, 2001.

     Impairment of Intangible Assets

     During the year ended December 31, 2001 we recognized a charge of $210.8 million related to the impairment of intangible assets. As a result of significant adverse changes in the business environment, current operating cash flow losses and projected operating cash flow losses for the foreseeable future, we believe certain intangible assets were no longer realizable and were impaired.

     Interest Income

     Interest income was $6.3 million for the year ended December 31, 2001 and $5.1 million for the year ended December 31, 2000. The increase in interest income is due primarily to an overall higher invested cash balance.

     Interest Expense

     The components of interest expense as of December 31 are as follows:

                                                               2001     2000
                                                              ------   ------
Vehicle interest............................................  $276.1   $344.3
Non-vehicle interest........................................    62.8     42.8
                                                              ------   ------
                                                              $338.9   $387.1
                                                              ======   ======

     Vehicle interest expense was $276.1 million for the year ended December 31, 2001 and $344.3 million for the year ended December 31, 2000. As a percentage of revenue, vehicle interest expense was 8.7% for the year ended December 31, 2001 and 9.8% for the year ended December 31, 2000. The decrease in vehicle interest expense of approximately $68.2 million or 19.8% was due primarily to lower average vehicle debt outstanding for the comparative period coupled with lower weighted average interest rates.

     Non-vehicle interest expense was $62.8 million for the year ended December 31, 2001 and $42.8 million for the year ended December 31, 2000. As a percentage of revenue, non-vehicle interest expense was 2.0% for the year ended December 31, 2001 and 1.2% for the year ended December 31, 2000. The increase in non-vehicle interest expense of approximately $20.0 million or 46.7% was due primarily to interest and debt issue costs related to our interim financing and our revolving credit facilities. Amortization of debt issue costs and note discount relative to these facilities was $15.3 million for the year ended December 31, 2001 and $13.4 million for the year ended December 31, 2000.

     Other (Income) Expense, Net

     The components of other (income) expense, net as of December 31, are as follows:

                                                              2001    2000
                                                              -----   ----
Fair value adjustment on interest rate hedges and
  recognition of deferred losses............................  $ 7.8   $ --
Loss on sale and leaseback transactions.....................    4.2     --
Other (income expense)......................................    8.2    3.3
                                                              -----   ----
                                                              $20.2   $3.3
                                                              =====   ====

     Effective January 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. For additional information regarding the adoption of SFAS 133 please refer to Note 18 of our Notes to Consolidated Financial Statements. The effect of applying these new standards for the year ended December 31, 2001 was a mark-to-market loss of $2.0 million. The amounts recognized related to the changes in fair market value of the time value component of our stand-alone caps. Due to reductions in our fleet debt and the termination of certain interest rate hedges we recognized deferred losses of approximately $5.8 million.

     During 2001, we entered into a series of sale and leaseback transactions, which yielded net proceeds of approximately $110.3 million. The leases, with terms of not less than 20 years, are treated as operating leases. Gains realized on the sale of the properties have been deferred and are being recognized over the life of the respective leases. Losses recognized currently in earnings approximated $4.2 for the year ended December 31, 2001. Deferred transaction gains that will amortize over the life of the leases approximated $34.1 million of which $32.8 million remained as of December 31, 2001.

     Other expense, net was $8.2 million for the year ended December 31, 2001 and $3.3 million for year ended December 31, 2000. The increase is due to the higher spending on legal and bank fees to amend our various credit facilities.

     Provision for Income Taxes

     The provision for income taxes was $103.5 million, of which $4.5 million is included in the cumulative effect of change in accounting principle, net of taxes, for the year ended December 31, 2001 and $3.8 million for the year ended December 31, 2000. During the third quarter of 2001 we recognized a charge of $103.5 million related to the establishment of a valuation allowance for certain tax benefits and net operating loss carry-forwards. As a result of significant adverse changes in the present business environment, current operating cash flow losses and projected operating cash flow losses for the foreseeable future, management believed that it was more likely than not that the tax assets were no longer realizable.

     In 1997 and 1999 our former Parent engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. During this time we were part of our former Parent's consolidated Federal Income Tax return. Generally, the transactions relate to the acceleration of certain future projected tax deductions. We understand that these transactions are currently under review by the Internal Revenue Service. An unfavorable settlement or adverse resolution of these matters by our former Parent, or a decision by the Internal Revenue Service to pursue ANC, could have a material adverse effect on our financial condition, results of operations and cash flows.

     Cumulative Effect of Change in Accounting Principle

     As previously discussed, on January 1, 2001 we adopted SFAS 133 and recognized a gain upon adoption of approximately $11.6 million pre-tax or $7.1 million after-tax.

  Years Ended December 31, 2000 and 1999

     Revenue

     Revenue was $3,525.0 million for the year ended December 31, 2000 and $3,536.0 million for the year ended December 31, 1999. The decrease in revenue of $11.0 million or 0.3% was primarily due to lower charge day volume of 0.9% or $30.7 million, the unfavorable effect of foreign exchange movement of 0.8% or $27.8 million and lower licensee and other changes of 0.2% or $7.6 million. Offsetting the decreases was improved revenue per day, net of foreign exchange, of 1.6% or $55.1 million.

     The most significant declines in charge day volume for the year over year period were primarily realized in our Alamo Local Market Division and our National brands. The decline in our Alamo Local Market Division was due to a loss of market share in the insurance replacement market volumes. The decline in charge days at National largely resulted from our repositioning National as a premium car rental brand and de-emphasizing its focus on lower margin affinity business. Volume losses experienced by National in 2000 were anticipated as we repositioned National from a pricing perspective.

     The overall pricing environment in the domestic airport market was extremely competitive during 2000.

     Much of the price competition was in time and mileage rates, the base daily rate a customer is charged. During 2000, the sale of incremental products and services, such as liability and other accident protection products, fuel usage fees, and customer convenience products, increased approximately 9% compared to the prior year to approximately 14% of total revenue. The increase in the sale of incremental products and services comprise a majority of the increase in revenue per day for 2000 as compared to 1999.

     Direct Operating Costs

     Direct operating costs include costs specifically related to the operation and maintenance of the fleet such as field personnel, facility costs and variable transaction costs including, but not limited to, insurance, agency fees, and fuel. Direct operating costs were $1,404.1 million for the year ended December 31, 2000 and $1,417.7 million for the year ended December 31, 1999. As a percent of revenue, direct operating costs were 39.8% for the year ended December 31, 2000 and 40.1% for the year ended December 31, 1999.

     The decrease in direct operating costs of approximately $13.6 million or 1.0% was due to the favorable effects of foreign exchange movement of approximately $14.9 million and the result of lower transaction-related costs including insurance and airport-agency fees offset by higher personnel cost and facility cost. Additionally, 1999 included certain additional charges related to our restructuring plan including a $14.3 million charge related to the re-negotiation of certain international supply agreements and a $4.1 million charge related to the costs of employee retention payments. Please refer to our discussion of Transition Cost and Restructuring costs in the following paragraphs.

     Vehicle Depreciation

     Vehicle depreciation includes vehicle depreciation, net of manufacturer incentives, and gains and losses on vehicle sales in the ordinary course of business. Vehicle depreciation was $1,007.0 million for the year ended December 31, 2000 and $1,014.3 million for the year ended December 31, 1999. As a percent of revenue, vehicle depreciation was 28.6% for the year ended December 31, 2000 and 28.7% for the year ended December 31, 1999.

     The decrease in vehicle depreciation of $7.3 million was primarily due to increased depreciation rates partially offset by lower average fleet size on a year over year basis. The increase in depreciation rates of approximately $9.8 million was primarily due to higher vehicle acquisition costs coupled with changes in the mix of our fleet. Offsetting these increases were the benefits of a decreasing fleet size, which lowered our costs by approximately $11.4 million, decreased losses recognized on the disposition of vehicles, as well as the benefits of foreign exchange rate movements, which lowered our costs by approximately $5.7 million.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $699.1 million for the year ended December 31, 2000 and $770.4 million for the year ended December 31, 1999. As a percentage of revenue, selling, general and administrative expenses were 19.8% for the year ended December 31, 2000 and 21.8% for the year ended December 31, 1999. The lower selling, general and administrative expenses as a percentage of revenue and in aggregate dollars of $71.3 million was due to the benefits realized from the consolidation of our headquarters operations, coupled with lower variable selling expenses. In addition, favorable effects of foreign exchange movements decreased selling, general and administrative expense by approximately $5.7 million.

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

     In connection with this plan, we recorded a restructuring charge of $40.5 million during the fourth quarter of 1999. The primary components of this charge were: $12.8 million for severance payments related to the closure of our Minneapolis headquarters; $5.2 million related to asset impairments for idled and exited facilities; $3.3 million related to non-cancelable facility leases in North America; $13.6 million related to the closure and disposition of certain unprofitable international operations; $4.7 million related to non-cancelable facility leases in our international operations; and $0.9 million of other restructuring related costs.

     At December 31, 2000, $8.8 million was accrued relative to the 1999 plan consisting primarily of severance and continuing lease obligations. Certain lease commitments will extend to the remainder of the applicable lease term. We charged $12.9 million to these reserves during the year ended December 31, 2000. The charges were primarily comprised of severance and rent paid during the year. During the year we made additional provisions for the payment of retention bonuses. Retention bonuses included as a component of transition costs in selling, general and administrative expenses approximated $8.6 million for the year ended December 31, 2000.

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

     Interest Expense

     The components of interest expense as of December 31 are as follows:

                                                               2000     1999
                                                              ------   ------
Vehicle interest............................................  $344.3   $343.5
Non-vehicle interest........................................    42.8     14.3
                                                              ------   ------
                                                              $387.1   $357.8
                                                              ======   ======

     Vehicle interest expense was $344.3 million for the year ended December 31, 2000 and $343.5 million for the year ended December 31, 1999. As a percentage of revenue vehicle interest expense was 9.8% for the year ended December 31, 2000 and 9.7% for the year ended December 31, 1999. Vehicle interest expense was relatively flat as the benefits of lower interest rates were offset by higher weighted overage debt outstanding.

     Non-vehicle interest expense was $42.8 million for the year ended December 31, 2000 and $14.3 million for the year ended December 31, 1999. As a percentage of revenue non-vehicle interest expense was 1.2% for the year ended December 31, 2000 and 0.4% for the year ended December 31, 1999. The increase in non-vehicle interest expense of approximately $28.5 million was due primarily to interest and debt issue costs related to our interim financing and our revolving credit facilities. Amortization of debt issue costs relative to these facilities approximated $13.4 million and was incurred during the third and fourth quarters of 2000.

     Provision (Benefit) for Income Taxes

     The provision (benefit) for income taxes was $3.8 million for the year ended December 31, 2000 and $(18.8) million for the year ended December 31, 1999. The increase in tax expense is due to an increase in pre-tax income from operations.

     AutoNation Incremental Corporate Overhead Allocation

     In 1999, our former Parent allocated certain general and administrative expense to us. Such allocations were based upon the ratio of our invested capital to our parent's consolidated invested capital and were $16.0 million for the year ended December 31, 1999. In addition to these allocations, during the year ended December 31, 1999, AutoNation also allocated to us $19.4 million of cost from certain centralized corporate functions. These allocations were based on various proportional cost allocation methods and are included in selling, general and administrative expense for 1999. These combined allocations approximate our estimate of AutoNation's corporate overhead required to support our operations. We believe these allocations in 1999 were reasonable. No amounts have been allocated in 2000.

     Extraordinary Charges

     In connection with the termination of certain commercial paper programs and other debt extinguishments, we recorded extraordinary charges, net of income taxes, of approximately $1.6 million in the fourth quarter of the year ended December 31, 1999. These charges include the write-off of debt issue costs and other related fees.

QUARTERLY RESULTS OF OPERATIONS

     The following sets forth our summary quarterly results of operations for the years ended December 31, 2001 and December 31, 2000 (dollars in millions except revenue per day):

                         FIRST              SECOND             THIRD              FOURTH              FULL
                        QUARTER      %     QUARTER      %     QUARTER      %     QUARTER      %       YEAR       %
                        --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
2001
Revenue...............  $  769.1   100.0   $  850.6   100.0   $  908.3   100.0   $  634.9   100.0   $3,162.9   100.0
Direct operating
  costs...............     336.3    43.7      354.9    41.6      378.5    41.6      333.1    52.5    1,402.8    44.3
Vehicle depreciation,
  net.................     241.6    31.4      271.1    31.9      295.8    32.6      224.2    35.3    1,032.7    32.7
Selling, general and
  administrative......     157.8    20.5      162.7    19.1      179.4    19.8      166.2    26.2      666.1    21.0
Severance/transition
  cost................       2.0     0.3         --      --         --      --         --      --        2.0     0.1
Reorganization
  expenses............        --      --         --      --         --      --        2.1     0.3        2.1     0.1
Impairment of
  intangible assets...        --      --         --      --      210.8    23.2         --      --      210.8     6.7
Amortization of
  intangible assets...       2.5     0.3        2.5     0.3        2.5     0.3        0.9     0.1        8.4     0.2
Interest income.......      (1.3)   (0.2)      (1.9)   (0.2)      (1.6)   (0.2)      (1.5)   (0.2)      (6.3)   (0.2)
Interest expense......      89.5    11.7       92.3    10.9       87.9     9.7       69.2    10.9      338.9    10.7
Other (income)/expense
  net.................       6.4     0.8       (0.5)     --        5.0     0.5        9.3     1.5       20.2     0.7
                        --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Income/(loss) before
  tax.................  $  (65.7)   (8.5)  $  (30.5)   (3.6)  $ (250.0)  (27.5)  $ (168.6)  (26.6)  $ (514.8)  (16.3)
                        ========   =====   ========   =====   ========   =====   ========   =====   ========   =====
KEY STATISTICS
Revenue per day.......  $  35.72           $  35.54           $  35.77           $  34.16           $  35.36
Charge days...........      21.2               23.6               25.0               18.3               88.2
Average fleet.........   304,460            337,388            339,576            259,350            310,194
Utilization...........      77.5%              76.9%              80.2%              76.7%              77.9%

                         FIRST              SECOND             THIRD              FOURTH              FULL
                        QUARTER      %     QUARTER      %     QUARTER      %     QUARTER      %       YEAR       %
                        --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
2000
Revenue...............  $  808.8   100.0   $  909.2   100.0   $1,003.8   100.0   $  803.2   100.0   $3,525.0   100.0
Direct operating
  costs...............     345.0    42.7      356.2    39.2      360.4    35.9      342.5    42.6    1,404.1    39.8
Vehicle depreciation,
  net.................     229.5    28.4      239.5    26.3      279.5    27.9      258.5    32.2    1,007.0    28.6
Selling, general and
  administrative......     183.0    22.6      183.8    20.2      163.9    16.3      168.4    21.0      699.1    19.8
Severance transition
  cost................       7.4     0.9        8.3     0.9        2.0     0.2         --      --       17.7     0.5
Amortization of
  intangible assets...       2.5     0.3        2.5     0.3        2.5     0.3        2.5     0.3       10.0     0.3
Interest income.......      (0.1)     --       (0.5)     --       (2.6)   (0.3)      (1.9)   (0.2)      (5.1)   (0.2)
Interest expense......      81.4    10.1       91.4    10.0      114.3    11.4      100.0    12.5      387.1    11.0
Other (income)/expense
  net.................       0.3      --        2.6     0.3        0.1      --        0.3      --        3.3     0.1
                        --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Income/(loss) before
  tax.................  $  (40.2)   (5.0)  $   25.4     2.8   $   83.7     8.3   $  (67.1)   (8.4)  $    1.8     0.1
                        ========   =====   ========   =====   ========   =====   ========   =====   ========   =====
KEY STATISTICS
Revenue per day.......  $  36.38           $  36.32           $  36.35           $  34.65           $  35.95
Charge days...........      22.0               24.6               27.2               22.8               96.6
Average fleet.........   309,675            339,822            362,312            323,874            333,921
Utilization...........      77.8%              79.6%              81.6%              76.6%              79.0%

  Seasonality

     Our business, and particularly the leisure travel market, is highly seasonal. Our third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, we increase our rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could result in a significant decrease in customer volume. The first and fourth quarters for our operations are generally the weakest because there is limited leisure travel and a greater potential for weather conditions, either adverse or unseasonable, to impact our business. Many of our operating expenses such as rent, general insurance and administrative personnel remain fixed throughout the year and cannot be reduced during periods of decreased rental demand. Given the seasonality of our operations, our revenue and variable operating and selling expenses are generally higher in aggregate dollars during the second and third quarters as compared to the first and fourth quarters. In addition, in part due to seasonality, our cost of operations as a percentage of revenue is generally higher during the first and fourth quarters as compared to the second and third quarters. Charge day volumes have not fully returned to pre-September 11 levels. As such, prior performance may not be an indication of future seasonal results.

     2001 versus 2000

     Revenue, on a quarter over quarter basis, decreased 4.9% in the first quarter, 6.4% in the second quarter, 9.5% in the third quarter and 20.9% in the fourth quarter. The declines were driven by both lower volume of charge days and lower revenue per day. Charge day volumes declined 3.6% in the first quarter, 4.1% in the second quarter, 8.1% in the third quarter and 19.8% in the fourth quarter. Revenue per day declined 1.8% in the first quarter, 2.2% in the second quarter, 1.6% in the third quarter and 1.4% in the fourth quarter. Charge day volumes were lower in the first half of the year due to poor economic conditions and management moving the mix of business away from lower yielding affinity business. Charge day volume declines in the last half of the year were due to the declines in travel, a result of the events of September 11 and poor economic conditions. The overall pricing environment in the domestic airport market continued to be extremely competitive during 2001 resulting in lower average revenue per day on a quarter over quarter basis.

     Direct operating costs, on a quarter over quarter basis, decreased 2.5% in the first quarter, 0.4% in the second quarter and 2.7% in the fourth quarter. The declines are due to cost reduction programs and lower variable transaction costs due to lower volumes. Direct operating costs in the third quarter increased 5.0% due to increased costs related to reductions in our fleet size.

     Depreciation, on a quarter over quarter basis, increased 5.3% in the first quarter, 13.2% in the second quarter and 5.8% in the third quarter. The increase is due to higher vehicle acquisition costs, changes in the mix of our fleet and provisions incurred relative to the disposition of vehicles. Offsetting these increases were lower costs due to operating a smaller average fleet. In the fourth quarter, vehicle depreciation decreased 13.3% due to a smaller average fleet partially offset by higher vehicle acquisition costs.

     Average fleet, on a quarter over quarter basis, decreased 1.7% in the first quarter, 0.7% in the second quarter, 6.3% in the third quarter and 19.9% in the fourth quarter.

     Selling, general and administrative expenses, on a quarter over quarter basis, decreased 13.8% in the first quarter, 11.5% in the second quarter and 1.3% in the fourth quarter. The declines are due to lower variable selling costs and overhead spending. In the third quarter, selling, general and administrative expenses increased 9.5% due to increased advertising, selling expenses and professional fees.

     Interest expense, on a quarter over quarter basis, increased 10.0% in the first quarter, increased 1.0% in the second quarter, and decreased 23.1% in the third quarter and decreased 30.8% in the fourth quarter. The quarter to quarter relationship is due to interest and debt issue costs related to our interim financing and our revolving credit facilities, offset by lower average vehicle debt outstanding due to operating a lower average fleet.

CASH FLOWS

     Following is a discussion of the major components of changes in cash flows for the years ended December 31, 2001, 2000 and 1999.

  For the Years Ended December 31, 2001 and 2000

     Cash Flows from Operating Activities

     Cash flows provided by operating activities were $1,483.8 million for the year ended December 31, 2001, and cash flows used in operating activities were $5.7 million for the year ended December 31, 2000. The increase in cash provided by operating activities in 2001 as compared to 2000 is primarily due to reduced vehicle purchases in order to operate a smaller average fleet, and changes in working capital including lower vehicle manufacturer receivables. The decrease in amounts due from manufacturers is primarily the result of the timing of cash receipts from manufacturers for vehicle dispositions.

     Cash Flows from Investing Activities

     Cash flows provided by investing activities were $83.7 million for the year ended December 31, 2001, and cash flows provided by investing activities were $4.2 million for the year ended December 31, 2000. The increase in cash provided by investing activities, as previously discussed, is due to proceeds from our sale and leaseback transactions. Cash flows used in investing activities for capital additions during the year ended December 31, 2001 were $35.7 million and during the year ended December 31, 2000 were $79.4 million.

     Cash Flows from Financing Activities

     Cash flows used in financing activities for the year ended December 31, 2001 were $1,253.6 million, and cash flows provided by financing activities were $7.8 million for the year ended December 31, 2000. The increase in cash flows used in financing activities in 2001 as compared to 2000 is primarily due to investments in restricted cash and lower overall net proceeds from other non-vehicle financings. In addition, in the first half of 2000, we received capital contributions from our former Parent of approximately $204.4 million. Please refer to our discussion on Financial Condition contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations.

  For the Years Ended December 31, 2000 and 1999

     Cash Flows from Operating Activities

     Cash provided by (used in) operating activities was $(5.7) million during the year ended December 31, 2000 and $159.3 million during the year ended December 31, 1999. The decrease in cash flows from operating activities is due to 1999 non-cash overhead and insurance charges of $207.2 million which were historically being paid on our behalf by our former Parent. Following the separation from AutoNation, we have been required to pay our corporate overhead and insurance claims. Receivables increased primarily due to the timing of vehicle sales in the fourth quarter of 2000 in order to reduce overall fleet levels. Accounts payable and accrued liabilities also decreased due to the timing of payments.

     Cash Flows from Investing Activities

     Cash provided by (used in) investing activities was $4.2 million during the year ended December 31, 2000 and $(168.2) million during the year ended December 31, 1999. The decrease in capital additions during the year is primarily due to completion of the Odyssey system installation during 1999. The increase in cash proceeds from the sale of property and equipment is due to the disposition of our former Minneapolis headquarters and other excess property. The increase in proceeds from sale of marketable securities is due to the disposition of marketable securities received as part of our insurance subsidiary contributed by our former Parent. As of December 31, 2000 we converted all marketable investments in our insurance subsidiary into cash and cash equivalents.

     Cash Flows from Financing Activities

     Cash provided by (used in) financing activities was $7.8 million during the year ended December 31, 2000 and $(22.5) million during the year ended December 31, 1999. The increase in cash provided by financing activities is due to lower net proceeds from vehicle debt and increased investments in restricted cash offset by net contributions from our former Parent and proceeds from our interim financing.

     As of December 31, 2000 we had approximately $17.0 million outstanding on our secured revolving credit facility. During the third quarter of 2000 we repaid $25.0 million of principal outstanding under the interim financing.

FINANCIAL CONDITION

     Our capital structure consists of vehicle debt, non-vehicle debt (also referred to on our balance sheet as "Other debt"), and equity contributed to us by our former Parent. Vehicle debt represents the debt programs used to finance our fleet and consists of: (1) commercial paper programs; (2) asset-backed medium-term and auction-rate note programs; and (3) various other committed and uncommitted fleet facilities used to fund our European operations. Our non-vehicle financing consists of: (1) a three-year secured revolving credit facility with one year remaining; (2) a supplemental term note with one year remaining; (3) a six year term loan; (4) notes payable to a vehicle manufacturer; (5) a seller-financed acquisition note payable, which was repaid in February 2002; and (6) various international working capital arrangements related to our European and Canadian operations.

  Vehicle Debt

     We finance our domestic vehicle purchases through wholly-owned, fully consolidated, special purpose financing subsidiaries. These financing subsidiaries obtain funds by issuing medium term notes or commercial paper into the capital markets. The financing subsidiaries in turn lease vehicles to the domestic operating subsidiaries of Alamo, National and Alamo Local Market. Our international operations in Europe and Canada provide their own financing for vehicle purchases through various asset-backed financings, leases and secured loans on a country by country basis.

     The Debtors' filing for bankruptcy represented an Event of Default under each of the domestic financing facilities and certain of our international facilities for which the parent company is guarantor. However, in the United States the special purpose financing subsidiaries are not Debtors and have continued making scheduled interest payments to the third party note holders.

     As of November 14, 2001 our commercial paper program was repaid with the proceeds from our liquidity back-up facilities. As of December 31, 2001 borrowings under the liquidity back-up facilities approximated $63.8 million of which all amounts have been subsequently repaid.

     As a result of the Event of Default $175.0 million of medium-term notes were repaid and retired on November 20, 2001. Additionally, the Event of Default triggered provisions in the medium-term note agreements requiring an accelerated repayment of the amounts outstanding. In the fourth quarter, MBIA, our primary debt surety provider, agreed to delay the accelerated repayment provisions. In February 2002, the Bankruptcy Court approved, on a final basis, a fleet financing agreement insured by MBIA where MBIA allowed for the release of certain restricted funds supporting the MBIA insured outstanding series of medium-term notes for the purchase of new vehicles. The agreement makes available up to $1.0 billion of previously frozen funds for the acquisition of new fleet. On May 13, 2002, the agreement expired.

     On May 10, 2002, the Bankruptcy Court approved, on a final basis, an agreement with MBIA to allow us to continue to use $2.3 billion of our fleet financing facilities on a revolving basis. As such, we will be allowed to use proceeds received from the disposition of vehicles financed by these facilities to purchase new vehicles. The agreement is set to expire in September 2002. However, should certain operating or financing criteria be met the agreement will be extended to November 2002. Additionally, we issued a $275.0 million variable funding asset-backed note, which at our option can be increased to $350.0 million. The note will bear interest at a variable rate based upon a spread over LIBOR and is set to expire in September 2002.

     We are currently in discussions with lenders to provide funding for seasonal capacity, maintain existing capacity and replace maturing capacity. However, as a result of the Chapter 11 filing and the Event of Default we cannot provide any assurance that we will be able to obtain the needed funding or that any funding will be obtainable at an acceptable interest rate or with acceptable collateral requirements. Additionally, the Event of Default and Chapter 11 filing have adversely effected the financing facilities of our international operations. In our international operations no facility has been cancelled because of our Chapter 11 filing, but each lender is reviewing their loans with us. There is no assurance that existing loans will not be cancelled or adversely modified.

  Non-vehicle Debt

     In June 2000, we entered into a three-year secured revolving credit facility with a borrowing base capacity of up to $175.0 million at a floating rate, currently based upon a spread of 2.75% above LIBOR. In the third quarter, we reduced our capacity under this facility to $70.0 million. As of April 30, 2002, $63.9 million of letters of credit were secured by the secured revolving credit facility.

     In June 2000, we also entered into a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million and (2) an amount equal to $175.0 million less the borrowing base of the resized $175.0 million secured revolving credit facility. On its one year maturity date, the $40.0 million supplemental secured revolving credit facility was converted into a term loan maturing on May 31, 2003. Interest on the supplemental secured term loan is payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October.

     On June 30, 2000 we entered into an agreement with a lender for interim financing of $225.0 million in connection with our separation from our former Parent. The initial term of the interim financing was 12 months. We have extended $200.0 million of the interim financing into a six-year term loan, and in accordance with the term of the agreement, upon conversion to the term loan we issued warrants representing approximately 3.7 million shares and we paid a fee of $6.0 million. The term loan bears interest at an increasing rate starting at 14.5% as of October 1, 2001 and increases by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed-rate note with a similar maturity. The warrants have a term of 10 years and an exercise price of $0.01 per share. The fair value of the warrants on June 30, 2001, the date of issue, was $11.0 million. The warrants are treated as a note discount, and are being amortized as a component of interest expense, over the term of the refinancing. Upon request of the holder of the notes and warrants we are required to file registration statements with the Securities and Exchange Commission which will register the fixed-rate notes referred to above and the shares of common stock issuable upon the exercise of the warrants. To the extent we do not file these registration statements or they are not declared effective within certain time constraints we will be required to pay penalties. In connection with the consummation of our sale and leaseback transactions, we were obligated to use the proceeds to pay-down the interim financing. However, as part of an amendment to the interim rate facility, the lender agreed that such proceeds could be used for general corporate purposes until September 30, 2001, at which time we would be required to pay-down the interim financing by approximately $70.0 million.

     As of September 30, 2001, we further amended our financing facilities, deferring the $70.0 million principal payment until November 30, 2001, and suspended certain financial covenants through November 15, 2001. Concurrent with the amendments we issued additional warrants representing approximately 1.4 million shares of common stock. These warrants also have a term of ten years from their issue date and an exercise price of $0.01 per share. The fair value of the additional warrants on September 30, 2001, the date of issue, was $0.7 million. The fair value of the warrants were recorded as a note discount and are being amortized as a component of interest expense over the term of the note using the effective interest method.

     Our governing documents for our credit facilities and interim financing, entered into during 2000 and subsequently amended, require us to maintain certain financial ratios including, but not limited to, financial performance measures and limits on additional indebtedness. In addition these documents restrict our ability to: sell assets; grant or incur liens on our assets; repay certain indebtedness; pay dividends; make certain investments or acquisitions; issue certain guarantees; enter certain sale and leaseback transactions; repurchase or redeem capital stock; engage in mergers or consolidations; and engage in certain transactions with our affiliates.

     The Debtors' filing for Chapter 11 represented an Event of Default under each of these financing facilities. Under bankruptcy law, the Debtors are not permitted to make scheduled principal and interest payments with respect to our pre-petition debt unless specifically ordered by the Court.

  Derivatives

     Separately, we use interest rate derivative financial instruments to manage the impact of interest rate changes on our variable-rate vehicle debt. During the year these derivative instruments consisted of interest rate caps and floors. Our floor agreements were terminated by our counterparty as of November 14, 2001. Accordingly, we recognized currently in earnings deferred losses of approximately $5.8 million. Typically, the amounts exchanged by the counter parties are based upon the notional amounts and other terms, generally related to interest rates. Notional principal amounts related to interest rate caps as of December 31, 2001 were $2.88 billion. The interest rate caps, floors and swaps effected a weighted average interest rate of 6.25% for the year ended December 31, 2001, 6.79% for the year ended December 31, 2000 and 7.22% for the year ended December 31, 1999. Variable rates on our remaining interest rate caps are indexed to LIBOR. Including our interest rate derivatives, our ratio of fixed interest rate debt to total debt (with vehicle and non-vehicle debt) outstanding was 95.9% as of December 31, 2001. As of December 31, 2001, 31.4% of our vehicle debt is fixed while, 66.3% of our vehicle debt is capped at rates ranging from 5.47% to 7.50%. The remaining 2.3% of our vehicle debt is variable rate based upon a spread over LIBOR and as such subject to interest rate changes.

  Surety Bonding

     In the normal course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. To date, we have satisfied financial responsibility requirements for regulatory agencies and insurance companies by making cash deposits, obtaining surety bonds or by obtaining bank letters of credit. At April 30, 2002, we had outstanding surety bonds of approximately $140.1 million, the majority of which expire during 2002. Because of our financial performance and a difficult surety market we have provided our principle surety provider a security interest in certain of our assets. Continued losses will adversely affect our financial condition and our ability to maintain or renew these surety bonds. In addition, we can not assure you that our primary surety provider will continue to consent to maintaining these surety bonds or provide new bonds or renew existing bonds as needed, which could have a material adverse effect on our business, consolidated results of operations and/or our financial condition. In the first quarter of 2002, we have entered into an agreement, approved by the bankruptcy court, with our surety provider to post additional cash collateral in exchange for the commitment of the surety provider to issue designated surety bonds for the remainder of 2002. As of March 31, 2002 we have deposited $6.0 million with our surety provider and we may be required under the provisions of our agreement to deposit up to an additional $12.0 million.

  Financing Requirement

     As previously discussed we are operating certain of our domestic operating subsidiaries under Bankruptcy Court protection. The protection enabled us to accumulate cash by not paying our obligations timely and deferring, pursuant to the Bankruptcy Code, two of our depreciation payments on our fleet. For the first nine months of 2002, we expect that our current liquidity needs can be financed through operating cash flow.

     In addition, we have been engaged in investigating, and are continuing to pursue, strategic alternatives to maximize stakeholder value and strengthen our financial condition. We have engaged investment advisors to assist us in evaluating these options. Separately, we are working on a plan of reorganization which we will file with the Bankruptcy Court.

  Contractual Obligations and Commercial Commitments

     We have various commitments primarily related to long-term debt, commercial paper and short-term borrowings outstanding for vehicle purchases, airport concession fee and operating lease commitments related to airport and other facilities, and vehicle purchases. As a result of the bankruptcy we can provide no assurances that we will be able to fund these commitments in whole or in part with cash generated from operations, sales proceeds from disposal of used vehicles or the continuation of asset-backed notes to replace existing notes when they mature. The following table provides details regarding our contractual cash obligations and other commercial commitments subsequent to December 31, 2001 assuming we remain a going concern:

                PAYMENTS DUE OR COMMITMENT EXPIRATION BY PERIOD

                                                                                                   BEYOND
                                       TOTAL       2002      2003      2004      2005     2006     5 YEARS
                                      --------   --------   ------   --------   ------   ------   ---------
                                                                  (IN MILLIONS)
Contractual cash obligations:
  Vehicle debt......................  $3,977.8   $1,450.7   $587.4   $1,417.0   $300.0   $222.7        --
  Non vehicle debt..................     292.7      122.7     40.0         --       --       --    $130.0
  Operating lease commitments.......   1,402.9      627.6    143.5      105.9     75.8     59.6     390.5
                                      --------   --------   ------   --------   ------   ------    ------
                                      $5,673.4   $2,201.0   $770.9   $1,522.9   $375.8   $282.3    $520.5
                                      ========   ========   ======   ========   ======   ======    ======

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

     Recent Developments Concerning Profitability and Liquidity

     For the three months ended March 31, 2002 our revenue was approximately $599.6 million or approximately $169.5 million less than the equivalent quarter in the prior year. For the three months ended March 31, 2002 our pre-tax loss was approximately $139.4 million or approximately $73.7 million greater than our pre-tax loss in the equivalent quarter of the prior year before considering the impact of new accounting pronouncements. As of March 31, 2002 cash and cash equivalents approximated $215.5 million. On April 10, 2002, the Bankruptcy court approved the Company's use of cash collateral, subject to achieving certain cash flow projections, as debtors-in-possession through September 22, 2002. During this period, we plan to use this cash collateral to finance our on-going operations.

TRANSACTION WITH FORMER PARENT

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

CRITICAL ACCOUNTING POLICIES

  General

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States assuming we are a going concern. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgement or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, revenue earning vehicles, intangible and long-lived assets, self-insured liabilities, income taxes and commitments and contingencies. We base our estimates on historical experience, our observance of trends in particular areas, information and/or valuations available from outside sources and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgements about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

     We believe that of our significant accounting policies (please refer to Note 5 of our Consolidated Financial Statements herein), the following may involve a higher degree of judgement and complexity.

  Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses from the inability or failure of our customers to make payments for rental activity, damage reimbursement or sales of vehicles. The allowances are based on current trends and historical collection experience and a percentage of our accounts receivable by aging category. In determining these percentages, we look to historical write-offs, current trends in the credit quality of our customer base and in billing dispute resolution as well as changes in credit policy.

  Revenue Earning Vehicles

     We recognize depreciation on non-program vehicles in amounts expected to result in the recovery of estimated residual values upon disposal. In determining these depreciation rates, we look at historical disposal experience and holding periods, trends in the wholesale and retail market for vehicles and model specific factors where warranted. Vehicles held for disposal are evaluated as a group and recorded at the lower of cost or market (less estimated selling costs).

  Self-Insured Liabilities

     We are largely self-insured with respect to personal and property liability claims up to specified limits. Third party insurance is maintained in limited areas and for claims in excess of those specified limits. The liability recorded as a result of these actuarially computed estimates may experience material changes from year to year as incurred but not reported incidents become known and known claims are settled.

  Income Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount which, we estimate, is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, the resulting adjustment to deferred tax assets would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to deferred tax assets would decrease income in the period such determination was made.

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

     In June 2001, FASB also released Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets which supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for the Company beginning January 1, 2002 and as a result we will cease amortizing intangible assets and we may recognize an impairment charge in 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to disposal of a segment of a business contained in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for which control is likely to be temporary. This standard had no effect on the Company's consolidated financial statements upon adoption.

FORWARD-LOOKING STATEMENTS

     Certain statements and information included in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. In addition, from time to time we or our representatives may make forward-looking statements, orally or in writing. Furthermore, such forward-looking statements may be included in our filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of our executive officers. Forward-looking statements in this Form 10-K include, among others, statements regarding:

     - our ability to execute our restructuring plans and achieve the desired financial results and cost savings;

     - our ability to obtain credit facilities, surety bonds, letters of credit and other services and the costs and other financial terms of these facilities and services and our ability to refinance existing indebtedness;

     - the continued growth of demand for our rental vehicles and our ability to adjust the size of our fleet to meet demand;

     - our ability to successfully emerge from Chapter 11;

     - our ability to achieve operating leverage and economies of scale in our business;

     - our ability to consolidate our brands at our airport locations;

     - our ability to consolidate our information technology systems;

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

     - uncertainties related to our Chapter 11 proceedings;

     - our ability to obtain adequate financing and our ability to refinance existing indebtedness;

     - our substantial debt;

     - risks that our operating losses may continue;

     - risks relating to our reliance on our primary surety provider;

     - the impact of competition in the automotive rental industry;

     - the seasonal nature of our business;

     - the effects of decreases in air travel;

     - the effects of terrorism on our business;

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

     - potential legal challenges by our competitors and/or franchisees to parts of our restructuring plan; and

     - problems that may arise as a result of the consolidation of our brands at airport locations.

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

     Our major market risk exposure is changing interest rates, primarily in the United States. Due to our limited foreign operations, we do not have material market risk exposures relative to changes in foreign exchange rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We use interest rate derivatives to adjust interest rate exposures when appropriate, based upon market conditions. These derivatives consist of interest rate caps and floors which we enter into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. Maturity dates for variable rate debt caps and floors are based upon expected maturity dates. Average rates under interest rate caps and floors are based upon contractual rates.

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

                                                  EXPECTED MATURITY DATE                                 FAIR VALUE
                                 ---------------------------------------------------------              DECEMBER 31,
DECEMBER 31, 2001:                2002     2003      2004      2005     2006    THEREAFTER    TOTAL         2001
------------------               ------   ------   --------   ------   ------   ----------   --------   ------------
                                                                    (IN MILLIONS)
(Asset)/Liability
Variable rate debt............   $753.4   $544.4   $1,000.0   $300.0   $222.7     $   --     $2,820.5     $2,820.5
  Average interest rates......     2.83%    2.95%      2.18%    2.17%    2.77%        --           --           --
Interest rate caps............    858.5    500.0    1,000.0    300.0    222.8         --      2,881.3        (22.3)
  Average rate................     6.37%    7.30%      6.71%    7.74%    7.88%        --           --           --

                                                  EXPECTED MATURITY DATE                                FAIR VALUE
                                  -------------------------------------------------------              DECEMBER 31,
DECEMBER 31, 2000:                 2001     2002     2003     2004     2005    THEREAFTER    TOTAL         2000
------------------                ------   ------   ------   ------   ------   ----------   --------   ------------
                                                                    (IN MILLIONS)
(Asset)/Liability
Variable rate debt.............   $760.0   $595.6   $500.0   $700.0   $   --     $   --     $2,555.6     $2,555.6
  Average interest rates.......     6.73%    6.98%    6.90%    6.94%      --         --           --           --
Interest rate caps.............       --    550.0    500.0    700.0       --         --      1,750.0        (24.7)
  Average rate.................       --     5.73%    7.30%    6.26%      --         --           --           --
Interest rate floors...........       --       --    500.0    300.0       --         --        800.0         34.0
  Average rate.................       --       --     7.30%    6.26%      --         --           --           --

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   47
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   48
Consolidated Statements of Operations and Comprehensive Loss
  for the Years Ended December 31, 2001, 2000 and 1999......   49
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1999, 2000, and 2001.............   50
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................   51
Notes to Consolidated Financial Statements..................   52
Financial Statement Schedule II, Valuation and Qualifying
  Accounts and Reserves, for the Years Ended December 31,
  2001, 2000 and 1999.......................................   92

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To ANC Rental Corporation:

     We have audited the accompanying consolidated balance sheets of ANC Rental Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANC Rental Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses over the last three years. In addition, as, discussed in Note 2 to the accompanying financial statements, on November 13, 2001, the Company and certain of its direct and indirect U.S. subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its intent to file a plan of reorganization that will be acceptable to the Court and the Company's creditors, are also described in Note 2. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     As explained in Note 18 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivatives.

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
May 2, 2002
(except with respect to the matter discussed in the last paragraph of Note 6, as to which the date is May 10, 2002).

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                (IN MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $  320.2   $    6.3
Restricted cash and cash equivalents........................   1,310.0      337.0
Receivables, net............................................     371.4      681.4
Prepaid expenses............................................      48.3       68.9
Vehicles, net...............................................   3,105.6    4,451.4
Property and equipment, net.................................     445.4      576.0
Intangible assets, net......................................     127.1      347.9
Other assets................................................      90.3       68.7
                                                              --------   --------
          Total assets......................................  $5,818.3   $6,537.6
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................  $  181.3   $  242.4
Accrued liabilities.........................................     276.4      241.0
Insurance reserves..........................................     313.8      290.5
Vehicle debt................................................   3,977.8    4,228.9
Other debt..................................................     282.3      276.7
Deferred income taxes.......................................     253.7      143.6
Other liabilities...........................................     311.8      221.9
                                                              --------   --------
          Total liabilities.................................   5,597.1    5,645.0
                                                              --------   --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, par value $0.001 per share; 10,000,000
     shares authorized; none issued.........................        --         --
  Common stock, par value $0.01 per share; 250,000,000
     shares authorized; 45,296,139 and 45,158,707 issued and
     outstanding at December 31, 2001 and 2000,
     respectively...........................................       0.5        0.5
  Additional paid-in capital................................     907.6      895.6
  Retained earnings (deficit)...............................    (599.7)       7.0
  Accumulated other comprehensive loss......................     (87.2)     (10.5)
                                                              --------   --------
                                                                 221.2      892.6
                                                              --------   --------
          Total liabilities and shareholders' equity........  $5,818.3   $6,537.6
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                        FOR THE YEARS ENDED DECEMBER 31,
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                2001       2000       1999
                                                              --------   --------   --------
REVENUE.....................................................  $3,162.9   $3,525.0   $3,536.0
DIRECT OPERATING COSTS......................................   1,402.8    1,404.1    1,417.7
VEHICLE DEPRECIATION, NET...................................   1,032.7    1,007.0    1,014.3
SELLING, GENERAL, AND ADMINISTRATIVE........................     670.2      716.8      786.4
RESTRUCTURING AND OTHER CHARGES.............................        --         --       40.5
IMPAIRMENT OF INTANGIBLE ASSETS.............................     210.8         --         --
AMORTIZATION OF INTANGIBLE ASSETS...........................       8.4       10.0        9.9
INTEREST INCOME.............................................      (6.3)      (5.1)      (1.3)
INTEREST EXPENSE............................................     338.9      387.1      357.8
OTHER EXPENSE (INCOME), NET.................................      20.2        3.3       (1.1)
                                                              --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES...........................    (514.8)       1.8      (88.2)
PROVISION (BENEFIT) FOR INCOME TAXES........................      99.0        3.8      (18.8)
                                                              --------   --------   --------
  NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE AND EXTRAORDINARY ITEMS......................    (613.8)      (2.0)     (69.4)
  Extraordinary charges related to early extinguishment of
     debt, net of benefit of income taxes of $0.9 in 1999...        --         --       (1.6)
  Cumulative effect of change in accounting principle, net
     of provision for income taxes of $4.5 in 2001..........       7.1         --         --
                                                              --------   --------   --------
NET LOSS....................................................    (606.7)      (2.0)     (71.0)
                                                              --------   --------   --------
OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Foreign currency translation adjustment...................      (3.6)      (4.1)      (1.9)
  Changes in fair value of interest rate hedges and
     reclassification adjustments...........................     (58.5)        --         --
                                                              --------   --------   --------
COMPREHENSIVE LOSS, NET OF TAX BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE............................    (668.8)      (6.1)     (72.9)
  Cumulative effect of change in accounting principle, net
     of benefit for income taxes of $9.3 in 2001............     (14.6)        --         --
                                                              --------   --------   --------
COMPREHENSIVE LOSS..........................................  $ (683.4)  $   (6.1)  $  (72.9)
                                                              ========   ========   ========
BASIC AND DILUTED LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE............................  $ (13.58)  $  (0.04)  $  (1.57)
BASIC AND DILUTED LOSS PER SHARE............................  $ (13.42)  $  (0.04)  $  (1.57)
SHARES USED IN COMPUTING PER SHARE AMOUNTS:
  Basic and diluted.........................................      45.2       45.1       45.1

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                                 (IN MILLIONS)

                                                                                            ACCUMULATED
                                                  COMMON STOCK     ADDITIONAL                  OTHER
                                    INVESTMENT   ---------------    PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                    BY PARENT    SHARES   AMOUNT    CAPITAL     EARNINGS       LOSS           EQUITY
                                    ----------   ------   ------   ----------   --------   -------------   -------------
BALANCE AT DECEMBER 31, 1998......    $743.2        --     $ --      $   --     $    --       $ (4.5)         $738.7
  Net loss........................     (71.0)       --       --          --          --           --           (71.0)
  Other comprehensive income:
     Foreign currency translation
       adjustments................        --        --       --          --          --         (1.9)           (1.9)
  Net contribution from Parent....      60.8        --       --          --          --           --            60.8
                                      ------     -----     ----      ------     -------       ------          ------
BALANCE AT DECEMBER 31, 1999......     733.0        --       --          --          --         (6.4)          726.6
                                      ------     -----     ----      ------     -------       ------          ------
  Net income (loss)...............      (9.0)       --       --          --         7.0           --            (2.0)
  Other comprehensive income:
     Foreign currency translation
       adjustments................        --        --       --          --          --         (4.1)           (4.1)
  Net contribution from Parent....     172.0        --       --          --          --           --           172.0
  Transfer to common stock and
     additional paid-in capital
     and distribution of shares...    (896.0)     45.1      0.5       895.5          --           --              --
  Issuance of stock for employee
     benefit plan.................        --       0.1       --         0.1          --           --             0.1
                                      ------     -----     ----      ------     -------       ------          ------
BALANCE AT DECEMBER 31, 2000......        --      45.2      0.5       895.6         7.0        (10.5)          892.6
                                      ------     -----     ----      ------     -------       ------          ------
  Net loss........................        --        --       --          --      (606.7)          --          (606.7)
  Other comprehensive income:
     Foreign currency translation
       adjustments................        --        --       --          --          --         (3.6)           (3.6)
     Changes in fair value of
       interest rate hedges of
       $77.8 and reclassification
       adjustments of $(19.3).....        --        --       --          --          --        (58.5)          (58.5)
     Cumulative effect of change
       in accounting principle....        --        --       --          --          --        (14.6)          (14.6)
  Issuance of common stock
     purchase warrants............        --        --       --        11.7          --           --            11.7
  Issuance of stock for employee
     benefit plan.................        --       0.1       --         0.3          --           --             0.3
                                      ------     -----     ----      ------     -------       ------          ------
BALANCE AT DECEMBER 31, 2001......    $   --      45.3     $0.5      $907.6     $(599.7)      $(87.2)         $221.2
                                      ======     =====     ====      ======     =======       ======          ======

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss..................................................  $   (606.7)  $     (2.0)  $    (71.0)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
       Purchases of vehicles................................    (5,558.6)    (7,700.8)    (7,040.2)
       Sales of vehicles....................................     5,863.9      6,688.6      6,026.2
       Depreciation of vehicles, net........................     1,032.7      1,007.0      1,014.3
       Provision for bad debt...............................        13.2         15.3         49.0
       Reorganization expenses..............................         2.1           --           --
       Loss (gain) on sale of property and equipment........         4.2         (1.0)          --
       Cumulative effect of change in accounting principle,
         net of income taxes................................        (7.1)          --           --
       Fair value adjustment on interest rate hedges and
         recognition of deferred losses.....................         7.8           --           --
       Depreciation and amortization of property and
         equipment..........................................        79.3         77.6         72.3
       Amortization of intangible assets and debt issue
         costs..............................................        38.4         35.2         18.7
       Deferred income tax provision (benefit)..............        99.0         (1.0)        46.6
       Parent overhead and insurance charges................          --           --        207.2
       Non-cash restructuring and other charges.............          --           --         40.5
       Provision for asset impairments......................       210.8           --         14.3
       Extraordinary charges, net of income taxes...........          --           --          1.6
    Changes in assets and liabilities:
       Receivables..........................................       296.8        (99.5)        (1.2)
       Prepaid expenses and other assets....................        17.1          5.7         (7.7)
       Accounts payable and accrued liabilities.............       (16.3)       (94.3)      (102.7)
       Other liabilities....................................         7.2         63.5       (108.6)
                                                              ----------   ----------   ----------
                                                                 1,483.8         (5.7)       159.3
                                                              ----------   ----------   ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of property and equipment.......................       (35.7)       (79.4)      (192.7)
  Proceeds from sale of property and equipment..............       119.4         39.3         19.9
  Proceeds from sale of investments.........................          --         45.7           --
  Other.....................................................          --         (1.4)         4.6
                                                              ----------   ----------   ----------
                                                                    83.7          4.2       (168.2)
                                                              ----------   ----------   ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from vehicle financing...........................    35,601.0     45,433.7     72,262.9
  Payments on vehicle financing.............................   (35,848.3)   (45,676.9)   (72,019.4)
  Increase in restricted cash...............................      (973.0)      (135.9)      (164.8)
  Net proceeds (payments) from other debt...................        16.7        175.3        (22.4)
  Cash transfers from (to) Parent...........................          --        204.4        (61.3)
  Subsidiary limited partner contributions
    (distributions).........................................       (18.2)        47.4         22.9
  Debt issue costs..........................................       (31.1)       (35.0)       (33.0)
  Other.....................................................        (0.7)        (5.2)        (7.4)
                                                              ----------   ----------   ----------
                                                                (1,253.6)         7.8        (22.5)
                                                              ----------   ----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............       313.9          6.3        (31.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............         6.3           --         31.4
                                                              ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $    320.2   $      6.3   $       --
                                                              ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements include the accounts of ANC Rental Corporation and its subsidiaries (the "Company" or "ANC"). All intercompany accounts and transactions have been eliminated. Additionally, these Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. The Company's significant losses, and its Chapter 11 Filing raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to file a plan or plans of reorganization with the Bankruptcy Court. Continuing as a going concern is dependent upon, among other things, the Company's formulation of a plan or plans of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company's obligations. The Consolidated Financial Statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (iii) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan or plans of reorganization; or (iv) adjustments to the carrying value of asset or liability amounts that may be necessary as a result of actions by the Bankruptcy Court.

     The Company rents vehicles on a daily, weekly or monthly basis at airport or near-airport locations through the brand names of "Alamo" and "National." Alamo and National operate both domestically and internationally in the airport leisure and business rental market. Alamo primarily serves the value leisure market while National primarily serves the airport premium business and leisure travel market. Alamo operates exclusively through company-owned locations in the United States and through both company-owned and franchised locations internationally. National operates through both company-owned and franchised locations in the United States and internationally. In the year ended December 31, 2001, Alamo had North American revenue of approximately $1.2 billion and National had North American revenue of approximately $1.3 billion. In 2001, international operations outside of North America had revenue of approximately $359 million, the majority of which was generated in the United Kingdom.

     The Company established its insurance replacement business in 1997 by consolidating the replacement operations of several different businesses. In November 2000, the Company rebranded the group as Alamo from CarTemps USA. In the year ended December 31, 2001, the rebranded Alamo Local Market Division had revenue of approximately $266 million.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include but are not limited to allowances for doubtful accounts, accumulated vehicle depreciation, insurance reserves, valuation allowances on deferred tax assets and management's estimates of future cash flows used to assess recoverability of long-lived assets.

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

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

point the Company became an independent, publicly owned company. The Company entered into agreements with AutoNation, which provided for the separation of the Company's business from AutoNation and govern various interim and ongoing relationships between the companies.

     All historical share and per share data included in the Consolidated Statements of Operations and Comprehensive Loss, have been retroactively adjusted for the recapitalization of the former Parent's 100 shares of common stock into 45,142,728 shares of Common Stock on June 30, 2000 as more fully described in Note 9 Shareholders' Equity.

     Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of common stock purchase warrants and stock options, calculated using the if converted and the treasury stock method, respectively. Due to the net loss for the year ended December 31, 2001, the stock options and common stock purchase warrants were not dilutive. Due to the net loss for the year ended December 31, 2000, the stock options were not dilutive; there were no common stock purchase warrants outstanding. For the year ended December 31, 1999, there was no dilutive effect from stock options and common stock purchase warrants, as there were none outstanding.

     Certain amounts in the prior years financial statements have been reclassified to conform to current year presentation.

2. DECLARATION OF BANKRUPTCY

     On November 13, 2001, the Company and certain of its direct and indirect U.S. subsidiaries (each, a "Debtor," and collectively, "Debtors") filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case No. 01 - 11200 et al., Jointly Administered). The Debtors remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. Subsequent to the filing of the Chapter 11 petitions, the Company obtained several Court orders that authorized it to pay certain pre-petition liabilities (such as employee wages and benefits) and take certain actions to preserve the going concern value of the business, thereby enhancing the prospects of reorganization. These financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. After negotiations with various parties in interest, the Company expects to present a plan of reorganization to the Court to reorganize the Company's businesses and to restructure its obligations. This plan of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. As such, these financial statements have been prepared in accordance with the AICPA's Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of the Company. A significant portion of the liabilities recorded at December 31, 2001 are expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest will no longer be accrued on any unsecured and undersecured debt. From the filing date to December 31, 2001, the amount of unaccrued interest approximated $0.1 million. Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Debtors at the filing date are stayed and other pre-petition contractual obligations may not be enforced against the Company. In addition, the Debtors have the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

these rejections may file pre-petition damage claims with the Court. The Company has prepared and submitted the schedules setting forth the Debtors' assets and liabilities as of the date of the petition as reflected in our accounting records. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under Chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under its current organizational structure, the effect of the proceedings on the Company's businesses or the recovery by creditors and equity holders of the Company.

     Under the Bankruptcy Code, post-petition liabilities and pre-petition liabilities subject to compromise must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the Company's assets is compared to the liabilities and claims against the Company. There can be no assurance as to what value, if any, will be ascribed to common stock in the bankruptcy proceeding.

3. RESTRUCTURING EFFORTS -- 2002

     In an effort to return the Company to profitability, management is implementing a series of restructuring plans designed to improve the quality of customer service while lowering costs to deliver such service. The restructuring plans can be classified into the following categories:

  Airport Location Consolidation

     At most major airports in the United States, the Company operates Alamo and National as stand-alone rental facilities. During 2002, the Company plans to consolidate up to 144 separately branded locations throughout the United States into a maximum of seventy-two dual branded locations. The Company believes that by consolidating operations into one dual branded facility it will be able to lower operating costs and improve vehicle utilization, lower personnel expense, and incur less rent expense. The Company plans to complete its facility consolidation program by December, 2002. The Company will amortize the net book value of the assets relative to the closure of these facilities on a straight-line basis over the expected remaining useful life of ten months. The Company estimates the excess depreciation charge to approximate $3.1 million per month beginning in March 2002. Due to material uncertainties, negotiations with third parties, and the legal challenges of certain competitors it is not possible to predict the length of time it will take to complete each location consolidation or whether all of the contemplated location consolidations will be completed successfully. As such, the Company may need to change the estimate of an assets' remaining useful life and revise depreciation policies on a prospective basis.

  Combining Information Technology Systems

     Currently the Company operates two separate and distinct information technology systems. During 2002, the Company plans to migrate to one information system and abandon the other. The Company believes that by combining information technology onto the existing Alamo legacy operating system, cost savings can be achieved. Additional benefits of migrating to the Alamo legacy system are expected to include, a reduction of support staff, elimination of duplicative system infrastructures, improved operational efficiency, lower cost of training, and standardization across the organization. The migration to one information technology system is not without significant risks including, but not limited to, temporary loss of business functionality, questions regarding the scalability of existing infrastructure, and the need for coordination with other third party vendors to accept system changes. The Company will amortize the remaining net book value of the abandoned system on a straight-line basis over the expected remaining useful life of twelve months. The Company estimates the excess depreciation charge to approximate $10.0 million per month, beginning January 1, 2002.

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Changes in License Operations

     The Company intends to modify its current licensee structure by entering into new "dual branded" licensing agreements that will include but not be limited to (1) selling or transferring ownership of certain Alamo locations in existing National licensee markets to the current National licensee, (2) increasing the current royalty rate charged to licensees, and (3) licensing Alamo locations to current National licensees in those markets where an Alamo location currently does not exist.

  Closure of Alamo Local Market Locations

     In the first quarter of 2002, the Company closed approximately 182 unprofitable locations. Costs incurred relative to these closures approximated $5.6 million and primarily related to disposition of impaired fleet assets and accruals for rent and severance.

  Reorganization Expenses

     Reorganization expenses represent losses resulting from the reorganization and restructuring. For the quarter ended December 31, 2001 the Company incurred approximately $2.1 million of professional fees for services rendered on behalf of the Company and its creditors.

  Liabilities Subject to Compromise

     As of December 31, 2001, the Company has liabilities subject to compromise of approximately $548.4 million which consists of the following:

Accounts payable............................................  $ 89.6
Unsecured debt..............................................    35.0
Terminated interest rate hedges.............................    82.3
Insurance reserves..........................................   251.7
Other liabilities...........................................    89.8
                                                              ------
                                                              $548.4
                                                              ======

4. DEBTOR AND NON-DEBTOR CONSOLIDATING BALANCE SHEETS AND CONSOLIDATING STATEMENTS OF OPERATIONS

     The following combining statements of Debtors and non-debtors as of December 31, 2001 have been prepared assuming continuity of operations, realization of assets and payment of liabilities. The divisions and subsidiaries excluded from the bankruptcy proceedings relate to international subsidiaries, an insurance captive and special purpose financing entities.

                                                      DEBTORS    NON-DEBTORS   ELIMINATIONS    TOTAL
                                                      --------   -----------   ------------   --------
ASSETS
Cash and cash equivalents...........................  $  287.9    $   32.3       $    --      $  320.2
Restricted cash and cash equivalents................        --     1,310.0            --       1,310.0
Receivables, net....................................     172.9       198.5            --         371.4
Prepaid expenses....................................      41.0         7.3            --          48.3
Vehicles, net.......................................      83.0     3,022.6            --       3,105.6
Property and equipment, net.........................     406.6        38.8            --         445.4
Intangible assets, net..............................     127.1          --            --         127.1
Investments in subsidiaries.........................     625.2         1.9        (627.1)           --
Other assets........................................      20.3       116.3         (46.3)         90.3
                                                      --------    --------       -------      --------
          Total assets..............................  $1,764.0    $4,727.7       $(673.4)     $5,818.3
                                                      ========    ========       =======      ========

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                      DEBTORS    NON-DEBTORS   ELIMINATIONS    TOTAL
                                                      --------   -----------   ------------   --------
     LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable....................................  $  128.0    $   53.3       $    --      $  181.3
Accrued liabilities.................................     212.5        63.9            --         276.4
Insurance reserves..................................     251.7        62.1            --         313.8
Vehicle debt........................................        --     3,977.8            --       3,977.8
Other debt..........................................     264.6        17.7            --         282.3
Deferred income taxes...............................     253.7        (0.4)          0.4         253.7
Other liabilities...................................     169.2       142.8          (0.2)        311.8
Due (from) to affiliates............................     196.4      (196.4)           --            --
                                                      --------    --------       -------      --------
          Total liabilities.........................   1,476.1     4,120.8           0.2       5,597.1
Shareholder's equity................................     287.9       606.9        (673.6)        221.2
                                                      --------    --------       -------      --------
          Total liabilities and shareholders'
            equity..................................  $1,764.0    $4,727.7       $(673.4)     $5,818.3
                                                      ========    ========       =======      ========

                                                      DEBTORS    NON-DEBTORS   ELIMINATIONS    TOTAL
                                                      --------   -----------   ------------   --------
Revenue.............................................  $2,695.5    $1,810.8      $(1,343.4)    $3,162.9
Direct operating costs..............................   1,221.1       215.3          (33.6)     1,402.8
Vehicle depreciation, net...........................   1,136.0     1,019.1       (1,122.4)     1,032.7
Selling, general and administrative.................     585.3       226.7         (141.8)       670.2
Impairment of intangibles...........................     200.0        10.8             --        210.8
Amortization of intangibles.........................       7.8         0.6             --          8.4
Interest income.....................................      (2.9)       (3.4)            --         (6.3)
Interest expense....................................     101.1       286.3          (48.5)       338.9
Other expense (income), net.........................      36.9       (16.7)            --         20.2
                                                      --------    --------      ---------     --------
Income (loss) before income taxes...................    (589.8)       72.1            2.9       (514.8)
                                                      --------    --------      ---------     --------
Provision for income taxes..........................      99.0          --             --         99.0
                                                      --------    --------      ---------     --------
Net income (loss), before cumulative effect of
  change in accounting principle....................    (688.8)       72.1            2.9       (613.8)
                                                      --------    --------      ---------     --------
Cumulative effect of change in accounting principle,
  net of tax........................................       7.1          --             --          7.1
                                                      --------    --------      ---------     --------
Net income (loss)...................................  $ (681.7)   $   72.1      $     2.9     $ (606.7)
                                                      ========    ========      =========     ========

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments that have an original maturity of three months or less at the date of purchase.

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents consists of amounts held in trust for payment and as security under the Company's vehicle debt programs as well as amounts on deposit for insurance claims.

                                                                2001      2000
                                                              --------   ------
Restricted cash for vehicle debt............................  $1,262.2   $290.6
Restricted cash for insurance claims........................      47.8     46.4
                                                              --------   ------
                                                              $1,310.0   $337.0
                                                              ========   ======

  Receivables

     The components of receivables, net of allowance for doubtful accounts as of December 31 are as follows:

                                                               2001     2000
                                                              ------   ------
Trade receivables...........................................  $185.2   $207.4
Vehicle manufacturer receivables............................   115.5    423.6
Other.......................................................    95.8     90.9
                                                              ------   ------
                                                               396.5    721.9
Less: allowance for doubtful accounts.......................   (25.1)   (40.5)
                                                              ------   ------
                                                              $371.4   $681.4
                                                              ======   ======

  Vehicles

     Vehicles are stated at cost less accumulated depreciation. The straight-line method is used to depreciate vehicles to their estimated residual values over periods typically ranging from 3 to 24 months. Vehicles used in the Company's airport operations comprise approximately 88% of the fleet as of December 31, 2001. These vehicles are typically held up to fifteen months with the average fleet age being less than six months. The remaining fleet is used in the Company's insurance replacement operations where vehicles are held up to twenty-four months. Management, on a periodic basis, reviews depreciable lives and rates for adequacy based on a variety of factors including general economic conditions and the estimated holding period of the vehicles. Depreciation expense includes manufacturer incentives and gains and losses on vehicle sales in the ordinary course of business.

     A summary of vehicles, net as of December 31 is as follows:

                                                                2001       2000
                                                              --------   --------
Revenue earning vehicles....................................  $3,684.2   $5,030.7
Less: accumulated depreciation..............................    (578.6)    (579.3)
                                                              --------   --------
                                                              $3,105.6   $4,451.4
                                                              ========   ========

     Vehicles with a net book value of approximately $2.68 billion and $3.71 billion at December 31, 2001 and 2000, respectively, were acquired under programs that allow the Company to require counterparties to repurchase vehicles subject to varying mileage and damage limitations. The Company also leases vehicles under operating lease agreements which require the Company to provide normal maintenance and liability coverage. The agreements generally have terms of four to thirteen months. Many agreements provide for an option to terminate the leases early and allow for the purchase of leased vehicles subject to certain restrictions.

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Property and Equipment

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations and Comprehensive Loss.

     Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are: twenty to forty years for buildings and improvements, three to fifteen years for equipment, including computer hardware and software, and five to ten years for furniture and fixtures.

     A summary of property and equipment as of December 31 is as follows:

                                                               2001      2000
                                                              -------   ------
Land........................................................  $  50.8   $121.0
Furniture, fixtures and equipment...........................    422.8    420.1
Buildings and improvements..................................    300.8    324.7
                                                              -------   ------
                                                                774.4    865.8
Less: accumulated depreciation and amortization.............   (329.0)  (289.8)
                                                              -------   ------
                                                              $ 445.4   $576.0
                                                              =======   ======

     During the year the Company entered into a series of sale and leaseback transactions for some of its owned land and buildings. Sales in the first quarter yielded net proceeds of approximately $79.0 million. During the second quarter the Company closed additional sale and leaseback transactions yielding net proceeds of approximately $31.3 million. The leases, with terms of not less than 20 years, are treated as operating leases, and will result in approximately $3.0 million per quarter of incremental rent expense over and above the amounts incurred during 2000. Gains realized on the sale of the properties have been deferred and are being recognized over the life of the respective leases. Such transaction gains approximated $34.1 million. Losses recognized currently in earnings approximated $4.2 million for the year ended December 31, 2002.

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment in assessing their recoverability. The Company measures impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company primarily employs two methodologies for determining the fair value of an asset. Fair value is either the amount at which the asset could be bought or sold in a current transaction between willing parties or the present value of estimated expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

  Other Assets

     The components of other assets as of December 31 are as follows:

                                                              2001    2000
                                                              -----   -----
Deposits....................................................  $40.9   $33.8
Debt issue cost, net........................................   22.3    25.7
Interest rate hedges, at fair value.........................   22.3      --
Other.......................................................    4.8     9.2
                                                              -----   -----
                                                              $90.3   $68.7
                                                              =====   =====

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Direct and incremental costs incurred in connection with the Company's debt facilities have been recorded as a component of other assets and are being amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related borrowing.

  Intangible Assets

     Intangible assets consist of the cost of acquired businesses in excess of the fair value of net assets acquired (or "goodwill"). The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Accumulated amortization of intangible assets was $15.3 million and $38.6 million at December 31, 2001 and 2000, respectively.

     The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its intangible assets, or whether the remaining balance of these intangible assets should be evaluated for possible impairment. Goodwill is comprised of both enterprise level goodwill and goodwill associated with specific long-lived assets. Enterprise level goodwill is evaluated for impairment in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets", while goodwill identified with specific assets is evaluated in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." In each case, the Company uses an estimate of the related undiscounted cash flows of operations or assets that benefit from the goodwill, over the remaining life of intangible assets in assessing their recoverability.

     For enterprise level goodwill, the Company measures the amount of impairment as the excess of the carrying value of the goodwill over the estimate of undiscounted future cash flows. In September 2001, as a result of the significant adverse changes in business environment in part due to the events of September 11, and historical and projected cash flow losses, the Company determined that recoverability of its enterprise level intangible assets was not assured. As such, the Company has recognized an impairment charge for its enterprise level intangible assets of approximately $210.8 million for the quarter ended September 30, 2001.

     For goodwill associated with specific long-lived assets, the Company measures impairment as the excess of the carrying value of the goodwill over the fair value of the related assets. Fair value is either the amount the asset could be bought or sold in a current transaction between willing parties or the present value of estimated expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows. Present value discount rates are estimated based upon the rate that would be required for a similar investment with similar risks.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." However, the Company is still evaluating the impact of adoption. The Company expects to complete Step 1 of the transition impairment test by June 30, 2002, in accordance with SFAS
142. Since this step is not completed management is unable to quantify the impact of adoption.

  Accounts Payable

     The components of accounts payable as of December 31 are as follows:

                                                               2001     2000
                                                              ------   ------
Trade payables..............................................  $155.2   $123.1
Vehicle payables............................................    26.1    119.3
                                                              ------   ------
                                                              $181.3   $242.4
                                                              ======   ======

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Vehicle payables represent amounts to be financed after period-end for vehicles acquired under the Company's vehicle financing programs.

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

     The nature of the Company's business also exposes it to significant risk of liability arising primarily out of accidents involving automobiles rented from its vehicle rental fleet. Laws in some states impose vicarious liability on automotive rental companies, which increases the Company's risk. Subject to the risk levels discussed below, the Company manages its exposure through a combination of qualified self insurance and risk transfer to insurance companies which are rated as financially sound by insurance rating agencies. The Company is substantially self-insured for the majority of its incurred liability. However, the Company carries certain excess liability coverage, but catastrophic losses may occur which exceed the amount of coverage limits.

     The Company either purchases commercial insurance or acts as its own qualified self-insurer for automobile liability, general liability, workers' compensation and employer's liability claims. Historically, the Company retained up to $1.0 million of risk per claim, plus claims handling expense under our various property, auto liability and general liability insurance programs. In the fourth quarter of 2001, the Company raised this retention up to $5.0 million in auto and general liability insurance programs. The Company purchases excess liability insurance to provide insurance in excess of the primary liability insurance policies and/or retained losses. The level of risk the Company retains may change in the future as insurance market conditions or other factors affecting the economics of its insurance purchasing change. Although the Company strives to operate safely and prudently and has, subject to certain limitations and exclusions, certain excess liability insurance, the company may be exposed to uninsured or underinsured losses that could have a material adverse effect on its results of operations and financial condition.

     Provisions for retained or self-insured claims are made by charges to expense based upon periodic evaluations by management and outside actuaries of the estimated ultimate liabilities on reported and unreported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known. The Company has collateral requirements that are set by insurance companies, which underwrite our insurance programs. The collateral requirements may change from time to time, based on, among other things, the Company's claims experience, financial performance or credit quality and retention levels.

  Other Liabilities

     A summary of other liabilities as of December 31 is as follows:

                                                               2001     2000
                                                              ------   ------
Minority interest...........................................  $141.3   $159.5
Interest rate hedges at fair value..........................    82.3       --
Deferred gains on property sales............................    32.8       --
Other.......................................................    55.4     62.4
                                                              ------   ------
                                                              $311.8   $221.9
                                                              ======   ======

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Minority interest represents the limited partnership interest in a Canadian subsidiary of the Company, which was formed in 1997. Minority interest in the subsidiary's earnings included in interest expense was $8.2 million, $7.4 million and $6.8 million for the years ended December 31, 2001, 2000, and 1999, respectively.

  Other Comprehensive Loss

     Other comprehensive loss, net of income taxes, consists of foreign currency translation adjustments and changes in fair value of the Company's interest rate hedges. The assets and liabilities of foreign subsidiaries are translated at period-end exchange rates. Results of operations are translated at the average rates of exchange in effect during the period.

  Revenue Recognition

     Revenue consists primarily of fees from rentals and the sale of related rental products. The Company recognizes revenue over the period in which vehicles are rented. The Company also receives franchise fees, which are recognized in the period in which the fee is earned from the franchisee and represent less than 1.5% of rental revenue.

  Income Taxes

     Prior to June 30, 2000 the Company was included in the consolidated federal income tax return of our former Parent. All tax amounts have been recorded as if the Company filed a separate federal tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

  Derivative Financial Instruments

     The Company utilizes interest rate protection agreements with several counterparties to manage the impact of interest rate changes on the Company's variable-rate vehicle debt obligations. The Company does not use derivative financial instruments for trading purposes. Under interest rate caps and floors, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Cash proceeds or payments on derivative financial instruments used to manage interest rate exposure are recorded as a component of vehicle interest expense. On January 1, 2001 the Company adopted a new accounting standard related to derivatives, and for a further discussion of the Company's interest rate derivatives refer to Note 18.

  Advertising

     The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at December 31, 2001 or 2000. Advertising expense was $102.2 million, $137.0 million and $134.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  Environmental Costs

     The Company's operations involve the storage and dispensing of petroleum products, primarily gasoline. The Company records as expense, on a current basis, costs associated with remediation of environmental pollution. The Company also accrues for its proportionate share of costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated. Estimated costs include anticipated site testing, consulting, remediation, disposal, post-

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

remediation monitoring and legal fees, as appropriate. Provisions for environmental costs are made by charges to expense upon periodic reviews by management and outside legal counsel. Adjustments or recoveries from third parties, if any, are reflected in operations in the periods in which such adjustments are known and deemed probable.

  Consolidated Statements of Cash Flows

     The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. There were no significant non-cash investing and financing transactions during the years ended December 31, 2001, 2000 and 1999.

     The Company made interest payments of approximately $301.4 million, $358.3 million and $339.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, including interest on vehicle debt. The Company made no tax payments during the three years ended December 31, 2001.

  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations which supercedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Adoption of SFAS 141 did not impact on the Company's consolidated financial statements because no business combinations were consummated.

     In June 2001, FASB also released SFAS No. 142, Goodwill and Intangible Assets which supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize cost of acquired businesses in excess of the fair value of net assets acquired (or "goodwill") and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for the Company beginning January 1, 2002. Upon adoption the Company will cease amortizing the remaining carrying value of goodwill. Under SFAS 142, the Company will be required to evaluate goodwill for impairment as of January 1, 2002 and annually thereafter by applying a fair value-based test. Goodwill will be assigned to reporting units, as defined. The fair value test consists of two steps. First, the Company will be required to determine the fair value of its reporting units including the fair value of recognized and unrecognized tangible and intangible assets. The fair value of each reporting unit will be compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, then the Company will be required to perform the second step of the evaluation. In this step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit with any excess fair value being allocated to the "implied" fair value of goodwill. Goodwill will be determined to be impaired to the extent that the carrying value of goodwill exceeds the implied fair value of goodwill. The transition provisions of SFAS 142 allow companies until June 30, 2002 to complete step one of the test and, if step two is required, until December 31, 2002 to complete step two of the test. The Company has not completed step one of the test, consequently, the impact of adopting the fair value based test for goodwill is unknown at this time.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the accounting and reporting provisions relating to disposal of a segment of a business contained in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for which control is likely to be temporary. This standard had no effect on the Company's consolidated financial statements upon adoption.

6. VEHICLE DEBT

     Vehicle debt as of December 31 is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Amounts under various commercial paper programs secured by
  eligible vehicle collateral; interest based on
  market-dictated commercial paper rates; weighted average
  interest rates of 4.75% and 6.77% at December 31, 2001 and
  2000, respectively........................................  $   63.8   $  642.7
Auction-rate note program; secured by eligible vehicle
  collateral; interest based on auctioned rates, weighted
  average interest rate of 2.77% at December 31, 2001;
  maturities through 2006, net of $0.3 million discount.....     222.7         --
Amounts under various medium-term note programs secured by
  eligible vehicle collateral:
  Fixed rate component; weighted average interest rates of
     5.94% and 6.30% at December 31, 2001 and 2000,
     respectively; maturities through 2004..................   1,250.0    1,750.0
  Floating rate component based on a spread over LIBOR;
     weighted average interest rates of 2.17% and 6.93% at
     December 31, 2001 and 2000, respectively; maturities
     through 2005...........................................   2,350.0    1,750.0
Other committed and uncommitted secured vehicle financings
  primarily with financing institutions in the United
  Kingdom; LIBOR based interest rates; weighted average
  interest rates of 4.09% and 5.62% at December 31, 2001 and
  2000, respectively; maturities through 2002...............      91.3       86.2
                                                              --------   --------
                                                              $3,977.8   $4,228.9
                                                              ========   ========

     The Company finances its domestic vehicle purchases through wholly-owned, fully consolidated, special purpose financing subsidiaries. These financing subsidiaries obtain funds by issuing medium term notes, auctioned-rate notes or commercial paper into the capital markets. The financing subsidiaries in turn lease vehicles to the domestic operating subsidiaries of Alamo, National and Alamo Local Market. The Company's international operations in Europe and Canada provide their own financing for vehicle purchases through various asset-backed financings, leases and secured loans on a country by country basis.

     In the Company's international operations no facility has been cancelled because of the Chapter 11 filing. However, each lender is reviewing their loans with the Company. There is no assurance that existing loans will not be cancelled or adversely modified.

     The Debtors' filing for bankruptcy represented an Event of Default under each of the domestic financing facilities and certain of the Company's international facilities for which the parent company is guarantor. However, in the United States the special purpose financing subsidiaries are not Debtors and have continued making scheduled interest payments to the third party note holders.

     As of November 14, 2001 the Company's commercial paper program was repaid with the proceeds from the liquidity back-up facilities. As of December 31, 2001 borrowings under the liquidity back-up facilities approximated $63.8 million of which all amounts have been subsequently repaid.

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As a result of the Event of Default, $175.0 million of medium-term notes were repaid and retired on November 20, 2001. Additionally, the Event of Default triggered provisions in the medium-term note agreements requiring an accelerated repayment of the amounts outstanding. In the fourth quarter of 2001, MBIA, the primary debt surety provider, agreed to delay the accelerated repayment provisions. In February 2002, the Bankruptcy Court approved, on a final basis, a fleet financing agreement insured by MBIA where MBIA allowed for the release of certain restricted funds supporting the MBIA insured outstanding series of medium-term notes for the purchase of new vehicles. The agreement makes available up to $1.0 billion of previously frozen funds for the acquisition of new fleet. On May 13, 2002, the agreement expired.

     On May 10, 2002, the Bankruptcy Court approved, on a final basis, an agreement with MBIA to allow the Company to continue to use $2.3 billion of its fleet financing facilities on a revolving basis. As such, the Company will be allowed to use proceeds received from the disposition of vehicles financed by these facilities to purchase new vehicles. The agreement is set to expire in September 2002 however, should certain operating or financing criteria be met the agreement will be extended to November 2002. Additionally, the Company issued a $275.0 million variable funding asset-backed note, which at the Company's option can be increased to $350.0 million. The note will bear interest at a variable rate based upon a spread over LIBOR and is set to expire in September 2002.

     At December 31, 2001, aggregate expected maturities of vehicle debt were as follows:

2002........................................................  $1,450.7
2003........................................................     587.4
2004........................................................   1,417.0
2005........................................................     300.0
2006........................................................     222.7
                                                              --------
                                                              $3,977.8
                                                              ========

7. OTHER DEBT

     Other debt as of December 31 is as follows:

                                                               2001     2000
                                                              ------   ------
Secured revolving credit facility at weighted average
  interest rate of 11.0%....................................  $   --   $ 17.0
Supplemental secured term loan at 12.75%; matures May 31,
  2003......................................................    40.0       --
Interim financing fixed rate note at 14.50% through December
  31, 2001 increasing 0.5% each quarter thereafter; capped
  at 18.0%; matures June 30, 2007, net of $10.4 million
  discount in 2001..........................................   189.6    200.0
Note payable to vehicle manufacturer; weighted average
  interest rates of 4.26% and 7.45% at December 31, 2001 and
  2000, respectively; matures 2002..........................    35.0     35.0
Notes payable to former owners of acquired business;
  interest payable using LIBOR based rates; weighted average interest rates of 6.45% and 5.86% at December 31, 2001 and
  2000, respectively; redeemable at the option of the holder
  through maturity in 2003..................................     2.4      8.5
Other uncommitted credit facilities and other notes relating to the Company's international subsidiaries; interest
  ranging from 2.5% to 8.75%; maturing through 2002.........    15.3     16.2
                                                              ------   ------
                                                              $282.3   $276.7
                                                              ======   ======

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 2001 aggregate expected maturities of other debt exclusive of note discounts approximating $10.4 million are as follows: $122.7 million in 2002 and $40.0 million in 2003 and $130.0 million in 2007.

     In June 2000, the Company entered into a three-year secured revolving credit facility with a borrowing base capacity of up to $175.0 million at a floating rate, currently based upon a spread of 2.75% above LIBOR. In the third quarter of 2001 the Company reduced its capacity under this facility to $70.0 million.

     The Company also entered into a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million and (2) an amount equal to $175.0 million less the borrowing base of the resized $175.0 million secured revolving credit facility. On its one year maturity date, the $40.0 million supplemental secured revolving credit facility was converted into a term loan maturing on May 31, 2003. Interest on the supplemental secured term loan is payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October.

     On June 30, 2000 the Company entered into an agreement with a lender for interim financing of $225.0 million in connection with its separation from its former Parent. The initial term of the interim financing was 12 months. The Company has extended $200.0 million of the interim financing into a six-year term loan and, in accordance with the term of the agreement, upon conversion to the term loan the Company issued warrants representing approximately 3.7 million shares and paid a fee of $6.0 million. The term loan bears interest at an increasing rate starting at 14.5% as of October 1, 2001 and increases by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed-rate note with a similar maturity. The warrants have a term of 10 years and an exercise price of $0.01 per share. The fair value of the warrants on June 30, 2001, the date of issue, was $11.0 million. The warrants are treated as a note discount, and are being amortized as a component of interest expense, over the term of the refinancing. Upon request of the holder of the notes and warrants the Company is required to file registration statements with the Securities and Exchange Commission which will register the fixed-rate notes referred to above and the shares of common stock issuable upon the exercise of the warrants. To the extent the Company does not file these registration statements or they are not declared effective within certain time constraints the Company will be required to pay penalties.

     Separately, in the first and second quarters of 2001 the Company consummated a series of sale and leaseback transactions. As a result, the Company was obligated to use the proceeds to pay-down the interim financing. However, as part of an amendment to the interim note facility, the lender agreed that such proceeds could be used for general corporate purposes until September 30, 2001 at which time the Company would be required to pay-down the interim financing by approximately $70.0 million.

     As of September 30, 2001, the Company further amended its financing facilities, deferring a $70.0 million principal payment until November 30, 2001, and suspending certain financial covenants through November 15, 2001. Concurrent with the amendments the Company issued additional warrants representing approximately 1.4 million shares of common stock. These warrants also have a term of ten years from their issue date and an exercise price of $0.01 per share. The fair value of the additional warrants on September 30, 2001, the date of issue, was $0.7 million. The fair value of the warrants were recorded as a note discount and are being amortized as a component of interest expense over the term of the note using the effective interest method.

     The Company's governing documents for its credit facilities and interim financing, entered into during 2000 and subsequently amended, require the Company to maintain certain financial ratios including, but not limited to financial performance measures and limits on additional indebtedness. In addition these documents restrict the Company's ability to: sell assets; grant or incur liens on our assets; repay certain indebtedness; pay dividends; make certain investments or acquisitions; issue certain guarantees; enter certain sale and leaseback

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

transactions; repurchase or redeem capital stock; engage in mergers or consolidations; and engage in certain transactions with our affiliates.

     The Debtors' filing for Chapter 11 represented an Event of Default under each of these financing facilities. Under bankruptcy law, the Debtors are not permitted to make scheduled principal and interest payments with respect to our pre-petition debt unless specifically ordered by the Court.

8. INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

                                                               2001    2000     1999
                                                              ------   -----   ------
Current:
  Federal...................................................  $   --   $ 0.8   $(60.3)
  State.....................................................      --     4.0     (6.3)
  Foreign...................................................      --      --      1.2
Federal and state deferred..................................    96.0    (3.6)    56.2
Foreign deferred............................................     7.5     2.6     (9.6)
                                                              ------   -----   ------
Provision (benefit) for income taxes........................  $103.5   $ 3.8   $(18.8)
                                                              ======   =====   ======

     A reconciliation of the provision (benefit) for income taxes calculated using the statutory federal income tax rate to the Company's provision (benefit) for income taxes for the years ended December 31 is as follows:

                                                               2001     2000    1999
                                                              -------   ----   ------
Provision (benefit) at statutory federal income tax rate....  $(176.1)  $0.6   $(30.9)
Goodwill....................................................     27.6    1.9      7.9
Non-deductible expenses.....................................      5.1    0.9      5.3
State income taxes, net of federal benefit..................    (18.0)   0.1     (1.6)
Change in valuation allowance...............................    265.1     --       --
Foreign income tax provision (benefit) at other than U.S.
  rates.....................................................     (0.2)   0.3      0.5
                                                              -------   ----   ------
Provision (benefit) for income taxes........................  $ 103.5   $3.8   $(18.8)
                                                              =======   ====   ======

     Components of the net deferred income tax liability at December 31 are as follows:

                                                               2001      2000
                                                              -------   -------
Deferred income tax liabilities:
  Book basis in property over tax basis.....................  $ 393.1   $ 400.0
Deferred income tax assets:
  Net operating loss carryforwards..........................   (232.9)   (133.0)
  Accruals not currently deductible.........................   (201.2)   (139.4)
Valuation allowance.........................................    294.7      16.0
                                                              -------   -------
Net deferred income tax liability...........................  $ 253.7   $ 143.6
                                                              =======   =======

     At December 31, 2001, the Company had available domestic net operating loss carryforwards of approximately $452.3 million and foreign net operating loss carryforwards of approximately $128.1 million, the majority of which have an indefinite carry forward. The expiration of the domestic net operating loss carry forwards is as follows: $10.0 million in 2011, $161.7 million in 2020 and $280.6 million in 2021. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

     During the third quarter of 2001, the Company recorded a charge of $103.5 million related to the establishment of a valuation allowance for certain tax benefits and net operating loss carryforwards. As a result of significant adverse changes in the present business environment, current operating cash flow losses and projected operating cash flow losses for the foreseeable future, management believed that it was more likely than not that the tax assets were no longer realizable.

     The foreign losses included in income before income taxes and extraordinary charges for the years ended December 31, 2001, 2000 and 1999 were $0.6 million, $4.7 million and $61.8 million, respectively.

     The Company entered into a tax sharing agreement with AutoNation on June 30, 2000. The primary purpose of the agreement is to reflect each party's rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including June 30, 2000 and any taxes resulting from transactions effected in connection with the spin-off. The agreement also covers the handling of audits, settlements, elections, accounting methods and return filings in cases where both companies have an interest in the results of these activities. With respect to any period ending on or before the spin-off or any tax period in which the spin-off occurs, AutoNation will:

        - continue to be the sole and exclusive agent for the Company in all matters relating to its income, franchise, property, sales and use tax liabilities,

        - bear any costs relating to tax audits, including tax assessments and any related interest and penalties and any legal, litigation, accounting or consulting expenses, subject to the Company's obligation to pay for items relating to the rental business,

        - continue to have the sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated or combined state income tax returns, and

        - generally have the powers, in AutoNation's sole discretion, to contest or compromise any claim or refund on the Company's behalf.

     In 1997 and 1999 our former Parent engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. The transactions generally had the effect of accelerating certain future projected tax deductions. The Company understands that these transactions are currently under review by the Internal Revenue Service. An unfavorable settlement or adverse resolution of these matters by our former Parent, or a decision by the Internal Revenue Service to pursue ANC, could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

9. SHAREHOLDERS' EQUITY

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

     In connection with the separation from AutoNation, certain assets and liabilities were contributed to the Company by AutoNation during the year ended December 31, 2000. Such contributions include but are not limited to: (i) cash approximating $204.4 million, (ii) an insurance subsidiary with a net deficit of $39.1 million and (iii) the current portion of taxes payable and certain other non-cash liabilities approximating $6.7 million. The shareholders' equity balance is subject to further adjustment resulting from changes in

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

estimated shared assets and liabilities between AutoNation and the Company as well as certain other matters. For the quarter ended September 30, 2000 the Company refunded AutoNation approximately $4.6 million in cash as a result of changes in these estimated shared assets and liabilities. For the quarter ended December 31, 2000 the Company settled certain non-cash liabilities with AutoNation approximating $2.5 million.

     The assets and (liabilities) of the insurance subsidiary assumed from AutoNation are summarized as follows:

                                                                JUNE 30,
                                                                  2000
                                                              ------------
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
                                                                =======

10. STOCK OPTIONS

     On June 28, 2000 the Company's Board of Directors and AutoNation as sole shareholder approved the ANC Rental Corporation Stock Option Plan. The total amount of shares issuable under the Plan is 9,000,000. On June 30, 2000, the Company's Board of Directors approved the grant, to key employees and directors of the Company, of options to purchase 6,695,000 shares of Common Stock, at a price equal to the average of the daily high and low market price of the Common Stock on July 3, 2000, the date of grant. The options granted have a term of ten years from the date of grant, and vest in equal 25% increments over three and one-half years commencing on January 1, 2001 and annually thereafter. As part of the initial grant each outside director received a grant of options to purchase 100,000 shares of Common Stock, which vested immediately. The Company's Chairman received a grant of options to purchase 750,000 shares of Common Stock, which vested immediately.

     In May of 2001, the Company's Board of Directors and its shareholders approved a plan that granted options to purchase 750,000 shares of Common Stock to the Company's Chairman and then Chief Executive Officer and granted each outside director options, which vested immediately, to purchase 50,000 shares of Common Stock. One third of the Chairman's options vested immediately and one third will vest on each of the first two anniversaries of the grant date, subject to continued employment.

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of issued stock option transactions is as follows for the years ended December 31:

                                                      2001                        2000
                                            -------------------------   -------------------------
                                                     WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                                            SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                            ------   ----------------   ------   ----------------
Options and warrants outstanding at
  beginning of period.....................    6.5         $5.20            --         $  --
Granted...................................    1.5         $3.72           6.6         $5.20
Exercised.................................     --            --            --            --
Cancelled.................................   (1.6)        $5.19          (0.1)        $5.19
                                             ----                        ----
Options and warrants outstanding at end of
  period..................................    6.4         $4.86           6.5         $5.20
                                             ====                        ====
Options and warrants exercisable at end of
  period..................................    3.0         $4.86           1.3         $5.20
Options available for future grants.......    0.9            --           2.4            --

     A summary of outstanding and exercisable options by price range as of December 31, 2001:

                                                 WEIGHTED
                                                  AVERAGE
                                 NUMBER          REMAINING    WEIGHTED        NUMBER         WEIGHTED
                               OUTSTANDING      CONTRACTUAL   AVERAGE       EXERCISABLE      AVERAGE
                                  AS OF            LIFE       EXERCISE         AS OF         EXERCISE
RANGE OF EXERCISE PRICES    DECEMBER 31, 2001   (IN YEARS)     PRICE     DECEMBER 31, 2001    PRICE
------------------------    -----------------   -----------   --------   -----------------   --------
2.53 - 4.90...............         1.5             9.39         3.72            0.5            3.21
5.19 - 6.94...............         4.9             7.24         5.20            2.5            5.19
                                   ---                                          ---
2.53 - 6.94...............         6.4             7.74         4.86            3.0            4.86
                                   ===                                          ===

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended, in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for stock option grants under the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have increased accordingly. Using the Black-Scholes option pricing model for all options granted after June 30, 2000, the Company's pro forma net loss and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the years ended December 31:

                                                    2001             2000
                                               --------------   --------------
Pro forma net loss...........................  $       (609.5)  $         (6.6)
Pro forma loss per share:
  Basic and diluted..........................          (13.48)           (0.15)
Pro forma weighted average fair value of
  options granted............................            2.78             2.89
Risk free interest rates.....................            5.06%            5.11%
Expected lives...............................   1.5 - 7 years      5 - 7 years
Expected volatility..........................            65.7%            64.4%

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. COMMITMENTS AND CONTINGENCIES

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

     Expenses under real property, equipment and software leases and airport concession and permit agreements (excluding amounts charged through to customers) for the years ended December 31 are as follows:

                                                               2001     2000
                                                              ------   ------
Real property...............................................  $ 77.7   $ 63.4
Equipment and software......................................    23.8     19.1
Airport concession and permit fees:
  Minimum fixed obligations.................................   142.6    125.6
  Additional amounts, based on revenue from vehicle
     rentals................................................    91.6    119.3
                                                              ------   ------
          Total.............................................  $335.7   $327.4
                                                              ======   ======

     Future minimum lease obligations under noncancelable real property, equipment and software leases and airport agreements with initial terms in excess of one year at December 31, 2001 are as follows:

YEAR ENDING DECEMBER 31:
2002........................................................  $  627.6
2003........................................................     143.5
2004........................................................     105.9
2005........................................................      75.8
2006........................................................      59.6
Thereafter..................................................     390.5
                                                              --------
                                                              $1,402.9
                                                              ========

  Other Matters

     In the normal course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies and insurance companies by making cash deposits, obtaining surety bonds or by obtaining bank letters of credit. At December 31, 2001, the Company had outstanding surety bonds of approximately $140.1 million, the majority of which expire during 2002, and letters of credit totaling $63.9 million.

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In the first quarter of 2002, the Company entered into a twenty-one month employment agreement, approved by the bankruptcy court, with its President and Chief Operating Officer. Under this agreement he will be entitled to an annual salary of $1.8 million. Additionally, the Company could be liable for success fees should the Company enter a plan of reorganization which is subsequently approved and confirmed by the Bankruptcy Court or a sale of all or substantially all of the operating assets of the Company is approved and consummated. The success fees are variable based upon the passage of time and value realized in a transaction.

12. RESTRUCTURING -- 1999

     During the fourth quarter of 1999, the Company approved and announced a plan to significantly restructure its operations. The restructuring plan (the "Plan") included provisions for the consolidation of the North American headquarters, headcount reductions, and the closure of certain marginally profitable or unprofitable domestic and international locations, as well as the reduction of fleet.

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
                                                              =====

     At December 31, 2001, $4.7 million remained accrued relative to the 1999 restructuring plan, with most of the remaining accruals being for continuing property lease obligations. The Company charged $4.1 million and $12.9 million to these reserves during the years ended December 31, 2001 and 2000, respectively. The charges were primarily comprised of severance and rent paid during the period. During the third quarter of 2001 excess severance and rent accruals of approximately $1.4 million were reversed. Separately, the Company increased provisions for a certain lease commitment of approximately $1.4 million due to a reduction in expected sub let income.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

     - Cash and cash equivalents, restricted cash and cash equivalents, trade and manufacturer receivables, other assets, accounts payable, accrued liabilities, other liabilities and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value assuming the Company continues as a going concern.

     - Medium-term notes payable: The fair value of medium-term notes payable is estimated based on the quoted market prices for the same or similar issues.

     - Interest rate caps and floors: The fair value of interest rate caps and floors is determined from valuation models which are then compared to dealer quotations and represents the discounted future cash flows through maturity of expiration using current rates, and is effectively the amount the Company would pay or receive to terminate the agreements. As of December 31, 2001 all of the Company's interest rate floors were terminated.

     The following table sets forth the carrying amounts and fair values of the Company's financial instruments, except for those noted above for which carrying amounts approximate fair value, as of December 31:

                                                    2001                     2000
                                            ---------------------    ---------------------
                                            CARRYING      FAIR       CARRYING      FAIR
ASSETS (LIABILITIES)                         AMOUNT       VALUE       AMOUNT       VALUE
--------------------                        ---------   ---------    ---------   ---------
Medium-term notes payable.................  $(3,822.8)  $(3,816.7)   $(3,500.0)  $(3,460.5)
Interim financing.........................     (200.0)         --       (200.0)     (200.0)
Interest rate caps........................       22.3        22.3           --        24.7
Interest rate floors/due to
  counterparty............................      (82.3)         --           --       (34.0)

     Due to uncertainty surrounding the Chapter 11 filing, the fair value of the interim financing and amounts due to counterparty, which are Debtor obligations, is not determinable.

14. BUSINESS AND CREDIT CONCENTRATIONS

     The Company owns and operates vehicle rental facilities primarily in the United States, Europe and Canada. The automotive rental industry in which the Company operates is highly seasonal. Approximately ninety percent of the Company's revenue is derived from airport locations.

     The top ten rental locations for the Company's Alamo brand collectively generate in excess of 44% of Alamo's total revenue. Approximately 32% of its business comes from the direct consumer sub-market (including Internet revenues), 53% from domestic and international tour, travel agent and affinity (e.g. travel clubs, airlines, hotels, etc.) channels and the remainder from the value oriented business travel segment. National's top ten rental locations generate approximately 30% of its total revenue. Commercial accounts represent approximately 45% of National's revenue.

     As of December 31, 2001 approximately 81% of the fleet was covered by manufacturer repurchase programs or leased and not subject to residual value risk. At December 31, 2001 and 2000, the Company had vehicle receivables from manufacturers of $115.5 million and $423.6 million, respectively. During model year 2001, the Company purchased approximately 59% of its worldwide vehicle fleet under repurchase programs with one vehicle manufacturer.

     Concentrations of credit risk with respect to non-vehicle manufacturer receivables are limited due to the wide variety of customers and markets in which services are provided as well as their dispersion across many

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

different geographic areas primarily in the United States. Consequently, at December 31, 2001, the Company does not consider itself to have any significant non-vehicle manufacturer receivable concentrations of credit risk.

15. RELATED PARTY TRANSACTIONS

     For the year ended December 31, 1999 our former Parent's corporate general and administrative costs not specifically attributable to its operating subsidiaries have been allocated to the Company based upon the ratio of the Company's invested capital to the Parent's consolidated invested capital. Such allocations are included in the Company's selling, general and administrative expenses and were approximately $16.0 million for the year ended December 31, 1999. In addition, the Parent's corporate general and administrative costs for certain centralized functions have been allocated to the Company using various proportional cost allocation methods. These allocations are also included in selling, general and administrative expenses and were approximately $19.4 million the year ended December 31, 1999. These combined allocations approximate management's estimate of the Parent's corporate general and administrative costs required to support the Company's operations. These charges have been reflected as a contribution from the Parent in the accompanying Consolidated Financial Statements. Management believes that the amounts allocated to the Company are reasonable and are no less favorable to the Company than the expenses the Company would incur to obtain such services on its own or from unaffiliated third parties. Due to the establishment of the Company's own infrastructure and decreasing reliance on support from the Parent there has been no allocation in 2000.

     AutoNation distributed all of the Company's common stock to its shareholders as of June 30, 2000. The Company's relationship with AutoNation since the spin-off has been governed by a separation and distribution agreement and other agreements entered into in June 2000 in connection with the spin-off. Certain of the directors of the Company are directors of AutoNation.

     Before the spin-off from AutoNation, AutoNation had provided guarantees in support of the Company's debt financing. Pursuant to a reimbursement agreement entered into with AutoNation before the distribution date, some of this credit support remains in place following the spin-off. In particular, AutoNation continues to guarantee certain annual rent expense in connection with various real estate lease obligations and vehicle leases. The Company has reimbursement obligations to AutoNation to the extent AutoNation is required to satisfy any of its guarantees of any of its obligations. These reimbursement obligations are payable upon AutoNation's demand, except in the event that certain of the Company's loans and credit facilities remain in effect as of the date of AutoNation's demand. Additionally, as part of the issuance in 2001 of a $29.5 million surety bond, AutoNation provided a $29.5 million back-up guarantee for the benefit of Liberty Mutual Insurance Company, the Company's primary surety provider. The reimbursement agreement was amended to provide for a reduction in AutoNation's back-up guarantee over the course of the next five years. The Company paid AutoNation $1.1 million and $0.3 million for its guarantees of the Company's debt for the year ended December 31, 2001 and 2000, respectively.

     The Company entered into a transitional services agreement with AutoNation on June 30, 2000. The services agreement has been terminated. During 2000, the Company paid AutoNation approximately $0.6 million under this agreement. During 2000, AutoNation paid the Company approximately $0.2 million under this agreement. The Company believes that the fees paid and received for these services are no less favorable than those that could be obtained from unaffiliated third parties.

     The Company entered into two leases with AutoNation: (1) a lease for approximately 161,000 square feet of office space to serve as ANC's corporate headquarters and (2) a lease for approximately 31,600 square feet of computer data center space at AutoNation's data center.

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Payments due under the lease for the corporate headquarters total approximately $2.0 million. ANC has an option to extend the term for two additional periods of five years each. The lease payments will be increased on the fifth and eighth anniversary of the start of the lease. Increases in lease payments will be based on increases in the Consumer Price Index. In no event will the adjusted lease payment for the fifth year be lower than the initial rate or more than 15% higher. In no event will the adjusted lease payment for the eighth year be lower than the seventh year or more than 9% higher. During the fourth quarter of 2000 AutoNation transferred ownership in this property to an unrelated third party.

     Payments due under the lease for the computer data center space total approximately $0.9 million per year. The lease has an initial term of two years, with an option to extend the term for an additional two years. If extended, the lease payments will be increased based on increases in the Consumer Price Index. In no event will the adjusted lease payment be more than 6% higher than the initial lease payment.

     The Company believes that the lease payments reflect fair market value and that the terms of the leases are no less favorable than could be obtained from persons unrelated to us.

     After the spin-off from AutoNation, the Company entered into three-year contracts with AutoNation pursuant to which ANC will purchase a substantial portion of vehicles from certain dealerships owned by AutoNation; will source a portion of parts at a negotiated market rate from certain dealerships owned by AutoNation and have the right to operate replacement car rental businesses at certain dealerships owned by AutoNation. ANC also has corporate car rental contracts with AutoNation and some of its subsidiaries. However, during 2001 the vehicle and parts supply agreements were terminated. Management believes amounts that were charged and paid under these contracts and arrangements are consistent with amounts charged to and paid by unaffiliated customers and suppliers.

     The total dollar volume related to the above discussed transactions and paid to AutoNation for each of the three years ended December 31 is as follows: dealer mark-up paid on vehicle purchases approximated $0.3 million for 2001 and $1.5 million for 2000 and 1999; and parts purchases approximated $2.3 million for 2001 and $7.5 million for 2000 and 1999. Amounts related to the operation of replacement car rental sites at AutoNation dealerships, and revenue received from AutoNation's corporate car rental contracts were not material for each of the three years ended December 31, 2001.

     During 2001 and 2000, the Company's Chairman and Chief Executive Officer had a beneficial ownership interest in Certified Vacations, Inc. ("Certified Vacations"), a domestic tour operator that has conducted business with the Company. Total gross revenue recognized by the Company from Certified Vacations was approximately $5.7 million and $8.7 million for the years ended December 31, 2001 and 2000, respectively.

     In September 1998, National entered into an agreement to purchase the naming rights to the Broward County Arena (the "Arena") for $2.2 million per year. The Arena at the time was owned by Boca Resorts, Inc. Certain of the directors of the Company are directors of Boca Resorts. The Arena agreement has a term of ten years and provides that the fees will increase at a rate of 3.0% a year. During 2001, Boca Resorts, Inc. sold its ownership interest in the facility to a third party.

     It is the Company's policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unrelated parties. It is management's belief that all of the transactions described met that standard at the time the transactions were effected.

16. SEGMENT INFORMATION

     The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain segment financial information to be disclosed on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources. Management reviews

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

its operating results and makes resource allocation decisions based primarily upon geographic regions. The Company's management segments are defined as (1) United States-Rental Group, comprising of both Alamo and National operations (2) Canada, (3) International, comprising Alamo and National operations located primarily in Europe and (4) Alamo Local Market Division, primarily operating in the United States. The Company believes its management segments exhibit similar economic characteristics, share the same product, types of customers and points of service. Accordingly, as permitted under SFAS 131, for financial reporting purposes the Company has aggregated its management segments into one segment, automotive rental.

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

                                                                        2001
                                                       ---------------------------------------
                                                       DOMESTIC   INTERNATIONAL   CONSOLIDATED
                                                       --------   -------------   ------------
Revenue..............................................  $2,695.5      $467.4         $3,162.9
Total assets.........................................   5,350.0       468.3          5,818.3

                                                                        2000
                                                       ---------------------------------------
                                                       DOMESTIC   INTERNATIONAL   CONSOLIDATED
                                                       --------   -------------   ------------
Revenue..............................................  $3,069.4      $455.6         $3,525.0
Total assets.........................................   6,064.5       473.1          6,537.6

                                                                        1999
                                                       ---------------------------------------
                                                       DOMESTIC   INTERNATIONAL   CONSOLIDATED
                                                       --------   -------------   ------------
Revenue..............................................  $3,067.4      $468.6         $3,536.0
Total assets.........................................   5,840.4       517.9          6,358.3

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

     The following tables present certain of the Company's operating results for each of the eight fiscal quarters in the two-year period ended December 31, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

should be read together with the Company's Consolidated Statements of Operations and the notes to those statements included in this Form 10-K.

     For periods prior to the Distribution date, the historical financial information may not be indicative of the Company's future performance and does not necessarily reflect what financial position and results of operations would have been if the Company had been a separate, stand-alone entity during the periods presented.

                                                               FIRST    SECOND     THIRD     FOURTH
                                                              QUARTER   QUARTER   QUARTER    QUARTER
                                                              -------   -------   --------   -------
Revenue..............................................  2001   $769.1    $850.6    $  908.3   $ 634.9
                                                       2000   $808.8    $909.2    $1,003.8   $ 803.2
Net income (loss)....................................  2001   $(33.0)   $(23.6)   $ (381.5)  $(168.6)
                                                       2000   $(24.5)   $ 15.5    $   51.0   $ (44.0)
Basic earnings (loss) per share......................  2001   $(0.73)   $(0.52)   $  (8.44)  $ (3.72)
                                                       2000   $(0.54)   $ 0.34    $   1.13   $ (0.98)
Diluted earnings (loss) per share....................  2001   $(0.73)   $(0.52)   $  (8.44)  $ (3.72)
                                                       2000   $(0.54)   $ 0.34    $   1.10   $ (0.98)

18. ADOPTION OF NEW ACCOUNTING STANDARD

     In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, became effective for the Company on January 1, 2001.

     The major market risk hedged by the Company is the changes in LIBOR-based interest rates. The Company's policy is to manage interest rate risk through a combination of fixed and floating rate debt. The Company uses interest rate derivatives to adjust interest rate exposures, when appropriate, based upon market conditions. As of January 1, 2001 these derivatives consisted of stand-alone interest rate caps and a combination of interest rate caps and floors to create synthetic swaps. As of December 31, 2001 the Company only has stand-alone caps. The Company enters into derivatives with a group of financial institutions with investment grade ratings, thereby minimizing credit risk. The Company monitors the credit worthiness of the counterparties and presently does not expect default by any of the counterparties. The Company does not obtain collateral in connection with its derivative financial instruments. The Company's derivative instruments qualify for hedge accounting treatment under SFAS 133. In order to qualify for hedge accounting certain criteria must be met including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. Hedge accounting treatment permits certain changes in the fair value of the Company's qualifying derivatives to be deferred in other comprehensive income and subsequently reclassified to earnings to offset the impact of the related hedged interest rate. Changes in the fair value of non-qualifying derivatives and the ineffective portion of changes in fair value of qualifying derivatives must be recorded immediately through earnings.

     The Company measures effectiveness of its stand alone caps by comparing the changes in fair value of its stand-alone caps to a hypothetical derivative that would be perfectly effective in offsetting changes in fair value of the hedged cash flows. The Company expects little to no ineffectiveness relative to its stand-alone caps and as such changes in the fair value of the stand-alone caps are recorded as a component of other comprehensive income. However, as a result of decreasing fleet and related fleet debt in the fourth quarter of 2001 the Company recognized ineffectiveness on one of its stand-alone caps of approximately $0.1 million.

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The FASB continues to provide implementation guidance on technical issues regarding SFAS 133. In June 2001, the FASB approved alternative accounting treatment that allows changes in the fair value of the Company's stand-alone caps to be recorded as a component of other comprehensive income. The Company adopted the alternative treatment as of July 1, 2001, and as such the Company recognizes changes in fair value due to time value currently in other comprehensive income and as such the expiring portion of time value for the respective caps will be reflected in earnings of future quarters.

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

     The Company reclassified proceeds from its stand-alone caps of approximately $1.1 million to vehicle interest expense, a component of interest expense for the year ended December 31, 2001. The Company reclassified payments under the floor component of its synthetic swaps of approximately $13.8 million to vehicle interest expense for the year ended December 31, 2001. Amortization related to deferred losses was reclassified from other comprehensive income to vehicle interest expense and approximated $0.8 million for the year ended December 31, 2001. The Company expects no proceeds from its stand-alone caps over the next twelve months.

     As a result of the Debtors' filing for Chapter 11 in the fourth quarter, the counterparty to the interest rate floors terminated their agreement with the Company. As such, the interest rate floors ceased being an effective hedge and the Company will amortize these deferred losses from other comprehensive income to current earnings over the life of the remaining debt outstanding. Losses recognized in the fourth quarter of 2001 approximated $5.8 million. The Company expects amortization of these deferred losses to be approximately $35.4 million in 2002.

     The table below reflects the components of assets, liabilities and the equity effects of the transition adjustment as of January 1, 2001:

                                                                CUMULATIVE
                                                                 EFFECT AT
                                                              JANUARY 1, 2001
                                                              ---------------
Assets:
  Stand-alone caps:
     Time value component...................................       $11.6
     Intrinsic value component..............................         3.7
  Cap component of synthetic swap...........................         9.4
  Deferred losses de-recognized.............................        (3.1)
                                                                   -----
                                                                   $21.6
                                                                   =====
Liabilities:
  Floor component of synthetic swap.........................       $34.0
  Net deferred tax asset....................................        (4.9)
                                                                   -----
                                                                    29.1
                                                                   -----
Income to be recognized, net of tax.........................         7.1
                                                                   =====
Charge to Accumulated Other Comprehensive Loss, net of
  tax.......................................................       $14.6
                                                                   =====

                             ANC RENTAL CORPORATION
                (DEBTORS-IN-POSSESSION AS OF NOVEMBER 13, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

19. SUBSEQUENT EVENTS

     As previously discussed, the Company is operating certain domestic operating subsidiaries under Bankruptcy protection. The protection enabled the Company to accumulate cash by not paying its obligations timely and deferring, pursuant to the Bankruptcy Code, two fleet depreciation payments.

     In addition, the Company has been engaged in investigating, and is continuing to pursue, strategic alternatives to maximize stakeholder value and strengthen its financial condition. The Company has engaged investment advisors to assist us in evaluating these options. Separately the Company is planning a reorganization which it will file with the Bankruptcy Court.

     Continued losses will adversely affect the Company's financial condition and may affect its ability to obtain incremental financing, comply with certain covenants contained within its loan agreements and fully utilize certain deferred tax and intangible assets. There is no assurance that the Company will be able to generate sufficient operating cash flows, secure additional financing facilities to meet its on-going financing needs, refinance existing indebtedness, comply with covenants in future periods or fully utilize certain deferred tax and intangible assets.

     For the three months ended March 31, 2002 revenue was approximately $599.6 million (unaudited) or approximately $169.5 million below the comparable period of the prior year. For the three months ended March 31, 2002 pre-tax loss was approximately $139.4 million (unaudited) before the consideration of adopting new accounting pronouncements, or approximately $73.7 million below the comparable period of the prior year. On April 10, 2002, the Bankruptcy Court approved the Company's use of cash collateral, subject to achieving certain cash flow projections, as Debtors-in-Possession through September 22, 2002. As of March 31, 2002 cash and cash equivalents approximated $215.5 million (unaudited).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     Lawrence J. Ramaekers, 65, has served as our Chief Executive Officer since April 2002. Since October 2001 he has also served as our President and Chief Operating Officer. Prior to joining ANC Rental, Mr. Ramaekers worked at Jay Alix & Associates, a well-known corporate turnaround and restructuring firm from 1982-2000 in various turnaround assignments primarily as CEO or COO. From 1992-1995 Mr. Ramaekers served as the President of National Car Rental. Other representative engagements include: Chief Executive Officer of United Companies Financial Corporation, Chief Executive Officer of Family Restaurants, Inc., Chief Executive Officer of Umbro International, Inc., Chief Executive Officer of Centennial Technologies, Inc. and Chief Executive Officer of Medical Resources, Inc.

     William N. Plamondon, 54, has been one of our directors since June 2000 and, as of October 1, 2001, has assumed the role of Chief Restructuring Officer. Mr. Plamondon founded R.I. Heller Company LLC, a management consulting firm, in April 1998 and serves as its President and Chief Executive Officer. Additionally, as of December 2000 Mr. Plamondon became a senior advisor to E&Y Capital Advisors LLC, a position which he resigned upon assuming the role of our Chief Restructuring Officer. Prior to founding R.I. Heller, Mr. Plamondon served as President and Chief Executive Officer of First Merchants Acceptance Corporation, a national financing company, from April 1997 until April 1998, and served as a director of First Merchants from March 1995 until April 1998. Mr. Plamondon was the President of Budget Rent-A-Car Corporation from June 1992 until February 1997 and held other management positions with Budget from 1978 until 1992.

     Edward L. Jones, 53, has served as our Senior Vice President, Human Resources since November 1999. From January 1999 until November 1999, Mr. Jones served as Vice President, Human Performance Organization for AutoNation's North American Rental Group and from August 1997 until January 1999 he served as Corporate Vice President, Human Performance Organization for AutoNation. Prior to joining AutoNation, Mr. Jones served as Director, Human Resources for Express, Inc., a national clothing retailer and wholly owned subsidiary of Limited, Inc., from January 1991 until July 1997.

     Wayne Moor, 50, has served as our Senior Vice President and Chief Financial Officer since October 2001. From October 2000 to October 2001, Mr. Moor served as Senior Vice President and Chief Financial Officer for Gerald Stevens, Inc., a Fort Lauderdale based public company. Gerald Stevens, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Prior to joining Gerald Stevens, Mr. Moor was Chief Financial Officer of Onloan.com, also located in Fort Lauderdale. From February 1997 through January 2000, Mr. Moor was Executive Vice President and Chief Financial Officer for US Diagnostics, Inc., a public company in West Palm Beach, Florida. Mr. Moor, who is a certified public accountant, began his career with Arthur Andersen LLP. He has also held senior financial positions with two large savings and loan associations, a real estate investment trust, a financial services company and a real estate development company.

     Howard D. Schwartz, 52, has served as our Senior Vice President and General Counsel since November 1999. From October 1997 until November 1999, Mr. Schwartz served as Vice President and Deputy General Counsel of AutoNation and from January 1997 until September 1997, he served as Senior Vice President and General Counsel of Alamo, a wholly-owned subsidiary of AutoNation, and as Chief Litigation Counsel of AutoNation. Prior to joining AutoNation, Mr. Schwartz was with the national law firm of Eckert Seamans Cherin & Mellott, LLC from 1974, where he served as the partner-in-charge of the firm's Florida operations, a member of the Executive Committee and Co-Chairman of the Litigation department.

     Travis L. Tanner, 51, joined the company as Senior Vise President, Sales and Marketing on April 2, 2002. From January 1999 until October 2001 he served as Chief Executive Officer of Grand Expeditions, an upscale travel company. Mr. Tanner was also the President and Chief Executive Officer of Carlson Wagonlit Travel, one of the top global travel companies, from May 1993 until December 1998. Prior to May 1993, he served as Executive Vice President -- Resorts for Walt Disney Attractions, and President of the Carlson Travel Group.

     Leland F. Wilson, 36, has served as Vice President and Treasurer of ANC Rental Corporation since November 1999 and has been promoted to Senior Vice President in April 2002. Mr. Wilson previously served as Assistant Treasurer of AutoNation, Inc. Prior to joining our former Parent in May 1998, Mr. Wilson was an Assistant Vice President at Wellington Management Company, LLP from 1997 to 1998. Before joining Wellington, Mr. Wilson was Manager of Corporate Finance at Staples, Inc. from 1995 to 1997. Prior to joining Staples, Mr. Wilson held various positions at Nynex in Treasury and Operations, including Staff Director of Financial Planning, from 1988 to 1995.

     Mary E. Wood, 47, has served as our Senior Vice President, Shared Services since November 1999. Ms. Wood previously served as Vice President and Corporate Controller of AutoNation, a position she held since May 1998. From June 1997 until April 1998, Ms. Wood served as Vice President of Internal Audit of AutoNation. Ms. Wood was Chief Financial Officer of AutoNation's Alamo Rent-A-Car, Inc. subsidiary from December 1996 until June 1997. Prior to AutoNation's acquisition of Alamo in November 1996, Ms. Wood served as Alamo's Executive Vice President of Business Services from April 1995 until November 1996. Prior to joining Alamo, Ms. Wood was a partner with KPMG Peat Marwick in Fort Lauderdale, Florida for eight years.

     Michael J. Kipp, 47, was appointed Vice President, Corporate Controller in November 1999. From April 1998 through October 1999, he was Vice President, Finance of the Automotive Rental Group, previously a division of AutoNation. From May 1997 to April 1998, Mr. Kipp was Assistant Controller of AutoNation. From 1995 to 1997, Mr. Kipp was employed by Blockbuster Entertainment as Vice President, Financial Planning and Reporting.

DIRECTORS

     Michael S. Egan, 62, has been our Chairman of the Board since June 2000 and was our Chief Executive Officer from December 28, 2000 to April 4, 2002. Mr. Egan also serves as Chairman and Chief Executive Officer of Certified Vacations, Inc., a wholesale tour operator. Mr. Egan has been the controlling investor of Dancing Bear Investments, a privately held investment company, since 1996. Mr. Egan also serves as a director of Boca Resorts, Inc., a leisure, recreation and entertainment company which owns and operates several luxury resort hotels and the Florida Panthers professional sports franchise. In addition, Mr. Egan has served as Chairman of the Board of theglobe.com, Inc., an online community site, since August 1997. Mr. Egan was the majority owner and Chairman of Alamo Rent-A-Car, Inc. from 1986 until Alamo was acquired by AutoNation, Inc. in November 1996. Mr. Egan began his career with Alamo in 1976 and held various management and ownership positions until he bought a controlling interest in 1986.

     Gordon M. Bethune, 60, has been one of our directors since June 2000. Since September 1996, Mr. Bethune has served as Chairman of the Board and Chief Executive Officer of Continental Airlines, Inc., the nation's fifth largest passenger airline. Mr. Bethune also served as Continental's President and Chief Executive Officer from November 1994 until September 1996 and as its President and Chief Operating Officer from February 1994 until November 1994. Mr. Bethune has been a director of Continental since August 1994. Mr. Bethune also serves on the board of directors of Honeywell International Inc., an international developer and supplier of advanced-technology products, systems and services.

     J. P. Bryan, 62, has been one of our directors since June 2000. Currently Mr. Bryan is Senior Managing Director of Torch Energy Advisors Incorporated which provides accounting and operations outsourcing services to the oil and gas businesses. Mr. Bryan was Mission Resources Corporation's Chief Executive Officer and President from August 2, 1999 to May 15, 2000, and Chairman of the Board from August 2, 1999 to December 6, 2000. He has been a director of Mission Resources Corporation (or its predecessor) since June

1997. Mr. Bryan was Mission Resources Corporation's Chairman of the Board from August 1987 to June 1997, and Chief Executive Officer from June 1994 to January 1995 and from August 1987 to March 1998. From January 1995 to February 1998, Mr. Bryan was Chief Executive Officer of Gulf Canada Resources Limited. He was Chairman of the Board of Nuevo Energy Company, an independent oil and gas company, from March 1990 to December 1997, and was Chief Executive Officer of Nuevo from March 1990 to January 1995. Mr. Bryan was also Chairman of the Board and Chief Executive Officer of Torch and its predecessor from January 1985 to May 1997 and, since October 1998, has served as the Senior Managing Director of Torch Energy Advisors Incorporated. Mr. Bryan is also a member of the board of directors of AutoNation, Inc., a seller of new and used automobiles.

     John O. Grettenberger, Sr., 64, has been one of our directors since June 2000. Since February 1997, Mr. Grettenberger has served as the President of LorAnn Oils, Inc., a privately held essential oils company. In 1984, Mr. Grettenberger was named a Vice President of General Motors Corporation, the world's largest automobile manufacturer, and he served General Motors in various capacities, most recently as the General Manager of the Cadillac Motor Car Division, until February 1997.

     H. Wayne Huizenga, 64, has been one of our directors since June 2000. Since August 1995, Mr. Huizenga has served as Chairman of the Board of AutoNation, Inc. which owns the nation's largest chain of franchised automotive retail dealerships. From August 1995 to September 1999, Mr. Huizenga served as Chief Executive Officer or Co-Chief Executive Officer of AutoNation. Since May 1998, Mr. Huizenga has served as Chairman of the Board of Republic Services, Inc., a solid waste services company and from May 1998 to December 1998, served as its Chief Executive Officer. Since September 1996, Mr. Huizenga has served as the Chairman of the Board of Boca Resorts, Inc. Since January 1995, Mr. Huizenga also has served as the Chairman of the Board of Extended Stay America, Inc., an owner and operator of extended stay lodging facilities. Since May 2000, Mr. Huizenga has been Vice Chairman of the Board of Zixit Corporation, a provider of security services and products for Internet use. From September 1994 until October 1995, Mr. Huizenga served as the Vice Chairman of Viacom Inc., a diversified entertainment and communications company. During the same period, Mr. Huizenga also served as the Chairman of the Board of Blockbuster Entertainment Group, a division of Viacom. From April 1987 through September 1995, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Corporation, during which time he helped build Blockbuster from a 19 store chain into the world's largest video rental company. In September 1994, Blockbuster merged into Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc., which he helped build into the world's largest integrated solid waste services company, and he served in various capacities, including President, Chief Operating Officer and a director from its inception until 1984. Mr. Huizenga also owns the Miami Dolphins and Pro Player Stadium in South Florida, and is a director of NationsRent, Inc., a national equipment rental company.

     Our directors, executive officers and ten percent stockholders are required to file reports of their ownership of our common stock with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934. To our knowledge, based solely on a review of the copies of such reports furnished to us, all of such reporting requirements were satisfied during fiscal year 2001.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table describes in summary form the annual and long-term compensation for all services rendered in all capacities to ANC Rental Corporation, for the years ended December 31, 2000 and 2001, to the individuals who served as our Chief Executive Officer during fiscal 2001 and to our four other most highly compensated executive officers in fiscal 2001 who were executive officers on December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM
                                                                          COMPENSATION
                                            ANNUAL COMPENSATION              AWARDS
                                    -----------------------------------   ------------
                                                              OTHER        SECURITIES
                                                              ANNUAL       UNDERLYING
                                                           COMPENSATION     OPTIONS/         ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR   SALARY($)   BONUS($)      ($)(1)        SARs(#)      COMPENSATION($)(2)
---------------------------  ----   ---------   --------   ------------   ------------   ------------------
Michael S. Egan              2001    750,000         --           --        750,000            42,328
  Chairman and Chief         2000         --         --      172,720(5)     750,000                --
  Executive Officer(3)

Lawrence J. Ramaekers        2001    399,230         --           --             --                --
  President, Chief
  Operating                  2000         --         --           --             --                --
  Officer and Chief
  Executive Officer(4)

Howard D. Schwartz           2001    330,000         --           --             --             3,880
  Senior Vice President,     2000    330,000         --           --        150,000               938
  General Counsel and
  Secretary

Mary E. Wood                 2001    320,000         --           --             --             2,744
  Senior Vice President,     2000    320,000         --           --        150,000               468
  Shared Services

Leland F. Wilson             2001    210,000     90,000           --             --               126
  Senior Vice President &    2000    210,000     33,781           --             --                75
  Treasurer

---------------

(1) The value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the executive officers other than Mr. Egan and, therefore, is not required to be disclosed pursuant to Securities and Exchange Commission rules.
(2) These amounts reflect the incremental cost of life insurance.
(3) Mr. Egan has been our Chairman since June 2000 and served as our Chief Executive Officer from December 28, 2000 to April 4, 2002.
(4) Mr. Ramaekers assumed the additional role of Chief Executive Officer as of April 4, 2002.
(5) This reflects the amount we paid in respect of Mr. Egan's personal use of a private airplane.

OPTION GRANT TABLE

     The following table describes the number of options granted to the executive officers named in the summary compensation table under our stock option plan during fiscal 2001.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS(1)
                                             -----------------------                 POTENTIAL REALIZABLE
                                              PERCENT OF                               VALUE AT ASSUMED
                               NUMBER OF        TOTAL       EXERCISE                 ANNUAL RATES OF STOCK
                               SECURITIES    OPTIONS/SARs      OR                   PRICE APPRECIATION FOR
                               UNDERLYING     GRANTED TO      BASE                      OPTIONS TERM(2)
                              OPTIONS/SARs   EMPLOYEES IN    PRICE     EXPIRATION   -----------------------
NAME                           GRANTED(#)    FISCAL YEAR     ($/SH)       DATE        5%($)        10%($)
----                          ------------   ------------   --------   ----------   ----------   ----------
Michael S. Egan.............    750,000           52%        $3.90       7-3-11     1,839,517    4,661,697
Lawrence J. Ramaekers.......         --           --            --           --            --           --
Howard D. Schwartz..........         --           --            --           --            --           --
Mary E. Wood................         --           --            --           --            --           --
Leland F. Wilson............         --           --            --           --            --           --

---------------

(1) One third of Mr. Egan's grants vested immediately with the remaining two-thirds vesting equally in July of 2002 and July 2003. The exercise price represented 100% of the fair market price as computed by the average of the high and low price on July 3, 2001, the date the option was granted.

(2) The dollar amounts under these columns are based on assumed annual rates of stock appreciation from the market price of common stock on the date of grant of 5% and 10% over the term of the options. The 5% and 10% assumed rates are mandated by the Commission and are not intended to be forecasts of our common stock price.

    OPTION EXERCISE TABLE

     The following table describes the number of shares of common stock covered by both exercisable and unexercisable options granted to our executive officers named in the summary compensation table under our stock option plan as of December 31, 2001. No options were exercised by these executive officers during fiscal 2001.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                             NUMBER OF SECURITIES
                                            UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                         OPTIONS/SARs AT FISCAL YEAR-     THE-MONEY OPTIONS/SARs
                                                    END(#)               AT FISCAL YEAR-END($)(1)
                                         ----------------------------   ---------------------------
NAME                                     EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                     -----------    -------------   -----------   -------------
Michael S. Egan........................   1,000,000        500,000           --             --
Lawrence J. Ramaekers..................          --             --           --             --
Howard D. Schwartz.....................      37,500        112,500           --             --
Mary E. Wood...........................      37,500        112,500           --             --
Leland F. Wilson.......................      17,500         52,500           --             --

---------------

(1) None of the options were "in-the-money" as of December 31, 2001, based on the closing price of $0.03 per share of our common stock as of December 31, 2001 as reported by the NASD OTC Bulletin Board.

EMPLOYMENT AGREEMENTS

     In March 2002, the Bankruptcy Court approved, on a final basis, a key employee retention plan. The purpose of the plan is to retain certain key employees critical to the near-term success of our restructuring by providing financial incentives and security against unanticipated termination of employment. There are three levels of participation in the plan (Tier I, Tier II, Tier III). Tier II and Tier III cover two retention payments, while Tier I covers only base retention payments.

     The Base Retention is payable upon the earlier of June 30, 2003, involuntary termination of employment "other than for cause" or death or "permanent disability," sale of the company or the consummation by the Bankruptcy Court of a plan of reorganization. The Base Retention approximates fifty percent of the participant's base salary and is payable in a lump sum.

     The Holdback Retention is payable upon a "Triggering Event." A "Triggering Event" occurs when a plan of reorganization of the Company under chapter 11 is approved by the United States Bankruptcy Court so long as the plan of reorganization is subsequently confirmed by the Bankruptcy Court without material modifications, or the date upon which a motion seeking approval of the sale of all or substantially all of the operating assets of the Company is approved, so long as the sale is subsequently consummated without material modifications. The Holdback Retention is paid based upon a sliding scale affected by the passage of time and value realized in the "Triggering Event."

     In March 2002, we and Mr. Ramaekers entered into a twenty-one month employment agreement, approved by the bankruptcy court, providing for his employment as our President and Chief Operating Officer. Under this agreement Mr. Ramaekers will be entitled to an annual salary of $1,800,000.

     Mr. Ramaekers will also be eligible for a success fee upon a "Triggering Event." A "Triggering Event" is defined as the date upon which the Plan of Reorganization is subsequently approved and confirmed by the Bankruptcy Court without material modifications, or the date upon which a motion seeking approval of the sale of all or substantially all the operating assets of the Company is approved, so long as the sale is subsequently consummated without material modifications. The success fee is paid based upon a sliding scale affected by the passage of time and value realized by the Triggering Event. In no event may the success fee exceed $5.0 million. In addition to the success fee, Mr. Ramaekers is eligible for a fee of $900,000 should a "Triggering Event" occur on or before September 30, 2003, regardless of Mr. Ramaekers' employment status with us.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Decisions with respect to executive compensation are made by the compensation committee of our board of directors. The members of the compensation committee as of December 31, 2001 were Messrs. Bethune and Grettenberger. None of the members of the compensation committee has ever been an officer or employee of ANC Rental Corporation or any of our subsidiaries.

DIRECTOR COMPENSATION

     Directors who are full time employees of ANC Rental Corporation receive no compensation for serving on our board of directors or board committees. For fiscal 2001, each non-employee director received options to purchase 50,000 shares of our common stock. The non-employee director options vested upon grant and are exercisable at an option price equal to the fair market value of a share of common stock on the date of grant.

     For fiscal 2001, each non-employee director who chaired a committee of the board of directors received a retainer of $3,500 for each committee chairmanship held and $2,500 for each non-chairman committee position held. For fiscal 2001, each non-employee director also received an annual retainer of $25,000. Such amounts were also paid for fiscal 2002. For fiscal 2001 all non-employee directors have been entitled to the use of a vehicle, while founding non-employee directors and those directors with three years of service are entitled to the use of a vehicle for life. For fiscal 2001, for those directors who used a vehicle, the imputed income ranged from $3,917 to $17,127 depending on the model selected and the number of months of usage. Directors are also reimbursed for traveling costs and other out-of-pocket expenses incurred in attending board and committee meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table includes information regarding the beneficial ownership of our common stock by (1) each person who we believe to be the beneficial owner of more than five percent of our common stock, based on a review of filings with the Securities and Exchange Commission, (2) each of our directors, (3) each of the executive officers named in the summary compensation table and (4) all of our directors and executive officers as a group. In most cases, each individual has sole voting and investment power with respect to the shares he or she beneficially owns. When this is not the case, voting and investment power is clarified in a footnote.

                                                            NUMBER OF SHARES    PERCENTAGE OF
NAME                                                       BENEFICIALLY OWNED     CLASS(1)
----                                                       ------------------   -------------
5% STOCKHOLDERS:
ESL Partners, L.P. and related entities(2)...............      4,513,616             9.96%
Michael S. Egan(3).......................................      3,703,943             8.18%
DCB Holdings, Inc.(4)....................................      3,422,740             7.56%
Capital Group International, Inc.(5).....................      2,524,360             5.57%
Michael DeGroote(6)......................................      2,478,900             5.47%
Harris W. Hudson(7)......................................      2,349,597             5.19%
OTHER DIRECTORS:
Gordon M. Bethune(8).....................................        150,000                *
J.P. Bryan(8)............................................        150,000                *
John O. Grettenberger, Sr.(8)............................        155,000                *
H. Wayne Huizenga(9).....................................        150,366                *
William N. Plamondon(8)..................................        152,722                *
NAMED EXECUTIVE OFFICERS:
Lawrence Ramaekers.......................................             --                *
Howard D. Schwartz(10)...................................         91,343                *
Mary E. Wood(10).........................................         75,345                *
Leland F. Wilson(11).....................................         35,000                *
All directors and executive officers as a group (10
  persons)(12)...........................................      4,745,719            10.48%

---------------

  * The percentage of shares of common stock beneficially owned does not exceed one percent of the outstanding shares of common stock.
 (1) Percentages are based on 45,296,139 shares of common stock outstanding on April 30, 2002. Calculations of percentage of beneficial ownership assume the exercise by only the named stockholder of all options for the purchase of common stock held by such stockholder which are exercisable within 60 days of April 30, 2002.
 (2) Includes (1) 5,000 shares owned by ESL Partners, L.P., a Delaware limited partnership, (2) 4,367,204 shares owned by ESL Limited, a Bermuda corporation, (3) 136,412 shares owned by ESL Institutional Partners, L.P., a Delaware limited partnership, and (4) 5,000 shares owned by ESL Investors, L.L.C., a Delaware limited liability company. The address of ESL Partners, L.P., ESL Institutional Partners, L.P. and ESL Investors L.L.C. is One Lafayette Place, Greenwich, CT 06830. The address of ESL Limited is Hemisphere House, 9 Church Street, Hamilton, Bermuda. This information is based on a Schedule 13G filed on February 14, 2002.
 (3) Includes (1) 110,000 shares owned directly by Mr. Egan, (2) 2,152,863 shares owned by the Michael S. Egan Living Trust, of which Mr. Egan is the sole trustee, (3) an aggregate of 441,080 shares owned by certain trusts established for the benefit of members of Mr. Egan's family and (4) options to acquire 1,000,000 shares of common stock which are exercisable within 60 days of April 30, 2002. Mr. Egan's address is 200 South Andrews Avenue, Fort Lauderdale, Florida 33301. This information is based on a Schedule 13D filed by Mr. Egan dated May 9, 2001.
 (4) Includes 3,422,740 shares of common stock held by DCB Holdings, Inc., a Florida corporation whose sole voting shareholder is Mr. Dan Breeden, Jr. This information is based on a Schedule 13G filed by

     Mr. Breeden dated December 21, 2001. The address of DCB Holdings is 450 East Las Olas Blvd, Fort Lauderdale, Florida 33301.
 (5) According to a Schedule 13G filed on February 1, 2002, Capital Group International, Inc. and Capital Guardian Trust Company have sole dispositive power with respect to 2,524,360 shares and sole voting power with respect to 2,295,360 of the shares. Capital Group International, Inc. is the parent holding company of a group of investment management companies that hold investment power and, in some cases, voting power over the shares. Capital Guardian Trust Company, a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934 and a wholly owned subsidiary of Capital Group International, Inc., is deemed to be the beneficial owner of the shares as a result of its serving as the investment manager of various institutional accounts. The address of Capital Group International, Inc. and Capital Guardian Trust Company is 11100 Santa Monica Blvd., Los Angeles, California 90025.
 (6) 2,453,900 of the shares beneficially owned by Mr. DeGroote are held in the name of Westbury (Bermuda) Ltd., a Bermuda corporation, of which he is the sole shareholder. Mr. DeGroote's and Westbury (Bermuda) Ltd.'s address is Victoria Hall, 11 Victoria Street, P.O. Box HM 1065, Hamilton, HMEX, Bermuda. This information is based on a Schedule 13G filed by Mr. DeGroote dated July 13, 2000.
 (7) 2,312,097 of the shares beneficially owned by Mr. Hudson are beneficially owned by the Harris W. Hudson Limited Partnership, a Nevada limited partnership, and Harris W. Hudson, Inc. a Nevada Corporation controlled by Mr. Hudson. Mr. Hudson's business address is 110 S.E. Sixth Street, Fort Lauderdale, Florida 33301. This information is based on a Schedule 13G filed by Mr. Hudson dated July 7, 2000.
 (8) Includes 150,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 30, 2002.
 (9) Includes (1) 366 shares owned directly by Mr. Huizenga and (2) options to acquire 150,000 shares of common stock which are exercisable within 60 days of April 30, 2002. Mr. Huizenga's business address is 450 East Las Olas Blvd, Fort Lauderdale, Florida 33301. This information is based on a
     Schedule 13D filed by Mr. Huizenga dated December 31, 2001 and a Form 4 filed by Mr. Huizenga on January 10, 2002.
(10) Includes 75,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 30, 2002.
(11) Includes 35,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 30, 2002.
(12) Includes 2,017,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As part of our Chapter 11 filing, the Debtors have the right, subject to court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired losses. Parties effected by these rejections may file claims with the court. We can provide no assurance that after negotiations with various parties in interest, the terms of the agreements described herein will or will not be significantly revised or that any of these agreements will be assumed or rejected.

TRANSACTIONS WITH AUTONATION

     AutoNation distributed all of our common stock to its shareholders as of June 30, 2000. Our relationship with AutoNation since the spin-off has been governed by a separation and distribution agreement and other agreements entered into in June 2000 in connection with the spin-off. The material provisions of these agreements are described below. H. Wayne Huizenga and J.P. Bryan are directors of both our company and AutoNation.

  Separation and Distribution Agreement

     Before the spin-off we entered into a separation and distribution agreement with AutoNation. This agreement set forth the agreements between the parties with respect to the principal corporate transactions required to effect the separation of our automotive rental business from AutoNation's automotive retail business and also contained other agreements governing our relationship with AutoNation after the spin-off.

     In conjunction with the spin-off, AutoNation separated its existing businesses so that after the spin-off, (1) the assets and liabilities of its automotive rental and related businesses were owned by us and (2) the assets and liabilities of its automotive retail and related businesses were owned by AutoNation or its subsidiaries. Specifically, our assets and liabilities upon completion of the separation consisted of (a) those assets and liabilities related to AutoNation's automotive rental business, (b) those assets acquired and liabilities incurred or accrued after March 31, 2000 and (c) all other assets, rights and liabilities expressly allocated to the company or its subsidiaries under the distribution agreement or any ancillary agreements.

     The distribution agreement provided that, subject to the terms and conditions of the agreement, the IRS letter ruling and the facts and representations submitted to the IRS, both ANC Rental Corporation and AutoNation would take all reasonable steps necessary and appropriate to cause all conditions to the spin-off to be satisfied and then to effect the spin-off. We agreed with AutoNation that neither of us would take, or permit any of our respective affiliates to take, any action which reasonably could be expected to prevent the spin-off from qualifying as a tax-free distribution to AutoNation or its stockholders or which would be inconsistent with any representation of fact or submission made in connection with or in the IRS letter ruling. We also agreed with AutoNation to take any reasonable actions necessary for the spin-off to qualify as a tax-free distribution to AutoNation and its stockholders.

     The distribution agreement provides for a full and complete release and discharge of all liabilities (including any contractual agreements or arrangements existing or alleged to exist) existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before June 30, 2000 between us and AutoNation, including in connection with the transactions and all other activities to implement the spin-off, except as described in the agreement.

     Except as provided in the distribution agreement, we agreed to indemnify, defend and hold harmless AutoNation and each of its directors, officers and employees from and against all liabilities relating to, arising out of or resulting from (1) our failure or the failure of any other person to pay, perform or otherwise promptly discharge any of our liabilities in accordance with their respective terms, (2) matters relating to our automotive rental businesses and our liabilities and contracts, (3) any breach by us of the distribution agreement or any of the ancillary agreements entered into by the parties in connection with the spin-off and (4) any untrue statement of a material fact or omission to state a material fact, or alleged untrue statements or omissions, with respect to information relating to us contained in the registration statement filed in connection with the spin-off.

     Subject to exceptions provided in the distribution agreement, AutoNation agreed to indemnify, defend and hold us and each of our directors, officers and employees harmless from and against all liabilities relating to, arising out of or resulting from (1) AutoNation's failure or the failure of any other person to pay, perform or otherwise promptly discharge any liabilities of AutoNation other than our liabilities, (2) matters relating to AutoNation's automotive retail and related businesses and its liabilities and contracts, (3) any breach by AutoNation of the distribution agreement or any of the other related agreements and (4) any untrue statement of a material fact or omission to state a material fact, or alleged untrue statements or omissions, with respect to information relating to AutoNation contained in the registration statement filed in connection with the spin-off. The distribution agreement describes specific procedures with respect to claims subject to indemnification and related matters.

     The distribution agreement provides for indemnification by us and AutoNation with respect to contingent liabilities primarily relating to our respective businesses or otherwise assigned to one of us. The distribution agreement provides for the establishment of a contingent claims committee comprised of one representative designated from time to time by each of AutoNation and us that will establish procedures for resolving disagreements between us and AutoNation as to contingent gains and contingent liabilities.

     The distribution agreement provides for the sharing of some contingent liabilities. We and AutoNation agreed to allocate responsibility for any shared contingent liability equally between the two companies, or upon another methodology which the contingent claims committee may establish. AutoNation will assume the defense of, and may seek to settle or compromise, any third party claim that is a shared contingent liability, and the costs and expenses of this action will be included in the amount to be shared by the parties.

     The distribution agreement provides that we and AutoNation will have the exclusive right to any benefit received with respect to any contingent gain that primarily relates to the business of, or that is expressly assigned to, ANC Rental Corporation or AutoNation. Each of ANC Rental Corporation and AutoNation will have sole and exclusive authority to manage, control and otherwise determine all matters whatsoever with respect to this type of contingent gain that primarily relates to its respective business. We agreed with AutoNation to share any benefit that may be received from any contingent gain that is not related to the business of, or that is not expressly assigned to either of us, equally between the two companies, or upon another methodology to be established by the contingent claims committee. AutoNation will have the sole and exclusive authority to manage, control and otherwise determine all matters whatsoever with respect to any shared contingent gain; and AutoNation may elect not to pursue any shared contingent gain for any reason whatsoever, including a different assessment of the merits of any action, claim or right or any business reasons that are in the best interests of AutoNation without regard to our best interests, and that AutoNation will have no liability to any person as a result of any determination of this kind.

  Transitional Services Agreement with AutoNation

     We entered into a transitional services agreement with AutoNation on June 30, 2000. The services agreement has been terminated. During 2000 we paid or accrued AutoNation approximately $645,000 under this agreement. During 2000, AutoNation paid us approximately $183,000 under this agreement. We believe that the fees we paid and received for these services are no less favorable to us than we could obtain from unaffiliated third parties. We did not incur any charges in 2001.

  Tax Sharing Agreement with AutoNation

     We entered into a tax sharing agreement with AutoNation on June 30, 2000. The primary purpose of the agreement is to reflect each party's rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including June 30, 2000 and any taxes resulting from transactions effected in connection with the spin-off. The agreement also covers the handling of audits, settlements, elections, accounting methods and return filings in cases where both companies have an interest in the results of these activities. With respect to any period ending on or before the spin-off or any tax period in which the spin-off occurs, AutoNation will:

     - continue to be the sole and exclusive agent for us in all matters relating to the income, franchise, property, sales and use tax liabilities of ANC Rental Corporation,

     - bear any costs relating to tax audits, including tax assessments and any related interest and penalties and any legal, litigation, accounting or consulting expenses, subject to our obligation to pay for items relating to our rental business,

     - continue to have the sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated or combined state income tax returns, and

     - generally have the powers, in AutoNation's sole discretion, to contest or compromise any claim or refund on our behalf.

     Even if the spin-off qualifies as a tax-free distribution to AutoNation stockholders, a corporate tax could also be payable in accordance with Section 355(e) if, during the four-year period beginning two years before the spin-off, one or more persons acquire 50% or more, by vote or value, of the capital stock of AutoNation or

ANC Rental Corporation as part of a plan or series of related transactions that include the spin-off (a "change in control"). There is a presumption that any stock acquisition or issuance that occurs within two years before or after the spin-off is part of a plan related to the spin-off. If this change-in-control occurs, and AutoNation or ANC Rental Corporation are unable to disprove or rebut the presumption, AutoNation would recognize gain, if any, on the shares of our common stock that it distributed in the spin-off.

     To minimize the risk of a tax due to a change in control and other risks, we have agreed with AutoNation to refrain from engaging in specified transactions unless we receive AutoNation's prior consent or we receive:

     - a ruling from the IRS to the effect that the proposed transaction will not result in the spin-off being taxable to AutoNation or its stockholders, or

     - an opinion of counsel recognized as an expert in federal income tax matters and designated by AutoNation to the same effect and is satisfactory to AutoNation in its absolute discretion.

     Transactions that may be affected by these restrictions relating to an acquisition of a 50% or greater interest and other restrictions required to preserve the tax-free nature of the spin-off include, among others:

     - a liquidation;

     - a merger or consolidation with, or acquisition by, another company;

     - issuance's and redemption's of shares of our common stock;

     - the exercise of stock options;

     - the sale, distribution or other disposition of assets in a manner that would adversely affect the tax consequences of the spin-off; and

     - the discontinuation of material businesses.

     In addition, other transactions could also jeopardize the tax-free nature of the spin-off.

     The tax sharing agreement allocates responsibility for the possible corporate-level tax burden resulting from the spin-off, as well as other tax items. If the spin-off is taxable under Section 355(e) of the Code as a result of a change in control, then the resulting corporate-level tax burden will be borne by that entity, either we or AutoNation, with respect to which the change in control has occurred. Similarly, if the spin-off is taxable due to any other action taken by us or AutoNation that is inconsistent with the factual representations on which the IRS private letter ruling is based, the entity taking that action will be responsible for the resulting corporate-level tax liability. Any corporate-level income tax liability that results from the spin-off, but which is not due to either a change in control or any action taken by either company that is inconsistent with the IRS private letter ruling, will be shared equally by us and AutoNation.

  Leases with AutoNation

     Before the spin-off we, as the tenant, entered into two leases with AutoNation or an affiliate of AutoNation: (1) a lease for approximately 161,000 square feet of office space to serve as our corporate headquarters and (2) a lease for approximately 31,600 square feet of computer data center space at AutoNation's data center. Both properties are located in Fort Lauderdale, Florida.

     Payments due under the lease for the corporate headquarters total approximately $2.0 million. In addition, we pay operating expenses, real estate taxes, insurance and utilities relating to the facility. We have an option to extend the term for two additional periods of five years each. The lease payments will be increased on the fifth and eighth anniversary of the start of the lease. Increases in lease payments will be based on increases in the Consumer Price Index. In no event will the adjusted lease payment for the fifth year be lower than the initial rate or more than 15% higher. In no event will the adjusted lease payment for the eighth year be lower than the seventh year or more than 9% higher. During the fourth quarter of 2000 AutoNation transferred ownership in this property to an unrelated third party.

     Payments due under the lease for the computer data center space total approximately $0.9 million which includes our proportionate share of the operating expenses, real estate taxes, insurance and utilities of the facility. The lease has an initial term of two years, with an option to extend the term for an additional two years. If extended, the lease payments will be increased based on increases in the Consumer Price Index. In no event will the adjusted lease payment be more than 6% higher than the initial lease payment.

     We believe that the lease payments reflect fair market value and that the terms of the leases are no less favorable than could be obtained from persons unrelated to us.

  Reimbursement Agreement with AutoNation

     Before the spin-off from AutoNation, AutoNation had provided guarantees in support of our debt financing. Pursuant to a reimbursement agreement entered into with AutoNation before the distribution date, some of this credit support remained in place following the spin-off. In particular, AutoNation continued to guarantee certain annual rent expense in connection with various real estate lease obligations and a vehicle lease. We will have reimbursement obligations to AutoNation to the extent AutoNation is required to satisfy any of its guarantees of any of its obligations. These reimbursement obligations are payable upon AutoNation's demand, except in the event that certain of our loans and credit facilities remain in effect as of the date of AutoNation's demand. In that event, the amount of our obligations to AutoNation will be converted to a loan maturing 91 days after the date that all loans under those facilities are paid in full, but not later than September 29, 2003. Each reimbursement obligation or loan payable by us to AutoNation under that reimbursement agreement will bear interest at an annual rate up to 18%. We have paid AutoNation a fee for the amount of its credit support in an aggregate amount of approximately $1.1 million in 2001 and $343,000 in 2000. Additionally, as part of the issuance in 2001 of a $29.5 million surety bond AutoNation provided a $29.5 million back-up guarantee for the benefit of Liberty Mutual Insurance Company, our primary surety provider. The reimbursement agreement was amended to provide for a reduction in AutoNation's back-up guarantee over the course of the next five years.

  Other Agreements with AutoNation

     After the spin-off from AutoNation, we entered into three year contracts with AutoNation pursuant to which we (1) purchase a substantial portion of our vehicles from certain dealerships owned by AutoNation, (2) purchase a portion of our parts at a negotiated market rate from certain dealerships owned by AutoNation and (3) have the right to operate replacement car rental businesses at certain dealerships owned by AutoNation. We also have corporate car rental contracts with AutoNation and some of its subsidiaries. However, during 2001, the vehicle and parts supply agreements were terminated. We have since found other third party suppliers. Amounts charged and paid under these contracts and arrangements are consistent with amounts charged to and paid by unaffiliated customers and suppliers.

     The total dollar volume related to the above discussed transactions and paid to AutoNation for the year ended December 31, 2001 is as follows: (1) dealer mark-up of approximately $0.3 million was paid on vehicle purchases or typically less than one percent of acquisition cost; (2) parts purchases approximated $2.3 million; and (3) rent paid for replacement car rental sites approximated substantially the same amounts as in prior years. Vehicle rental payments we received from AutoNation approximated substantially the same amounts as in prior years.

     The total dollar volume related to the above discussed transactions and paid to AutoNation for the year ended December 31, 2000 is as follows: (1) dealer mark-up of approximately $1.5 million was paid on vehicle purchases of approximately $3.2 billion or less than one percent of acquisition cost; (2) parts purchases approximated $7.5 million; and (3) rent paid for replacement car rental sites approximated $300,000. Vehicle rental payments we received from AutoNation approximated $225,000.

OTHER RELATED PARTY TRANSACTIONS

     Mr. Plamondon, as of December 2000, became a senior advisor to E&Y Capital Advisors LLC. During 2001, we retained the services of E&Y Capital Advisors LLC. Fees incurred and paid related to these services approximated $3.1 million. Mr. Plamondon resigned from his position with E&Y Capital Advisors upon becoming our Chief Restructuring Officer in October 2001.

     In September 1998, National entered into an agreement to purchase the naming rights to the Broward County Arena for $2.2 million per year. The Arena at the time was owned by Boca Resorts, Inc. Mr. Egan is a director of Boca Resorts, and Mr. Huizenga is the Chairman of the Board of Boca Resorts. In addition, Mr. Huizenga beneficially owns approximately 18.3% of Boca Resorts' outstanding stock and controls a majority of its voting interests. The Arena agreement has a term of ten years and provides that the fees will increase at a rate of 3.0% a year. During the year 2001 Boca Resorts, Inc. transferred ownership interests in the Arena to a third party. During 2000, we paid Boca Resorts, Inc. approximately $318,000 respectively for team sponsorship and $135,000 respectively for use of facilities. During 2001 and 2000, we utilized some of the hotel facilities owned by Boca Resorts. The amounts paid for the use of these facilities were at market rates and, in the aggregate, were not material to us. During 2001, Boca Resorts Inc. transferred ownership in the facility to a third party.

     Mr. Egan has a beneficial ownership interest in Certified Vacations, Inc., a domestic tour operator that has conducted business with us. Mr. Egan also serves as Certified Vacations' Chairman and Chief Executive Officer. Total gross revenue recognized by us from Certified Vacations was approximately $5.7 million and $8.7 million for the year ended December 31, 2001 and 2000, respectively. In addition, we incurred marketing expense of approximately $69,000 and $301,000 to Certified Vacations during 2001 and 2000. Additionally, during 2001 and 2000, Certified Vacations, similar to most large tour operators, had the same use of our vehicles at little or no cost to them. Vehicle expense, primarily comprised of depreciation, related to these units approximated $16,000 for 2001 and $37,000 in 2000.

     It is our policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unrelated parties. Based on our experience in the industries in which we operate and the terms of our transactions with unrelated parties, it is our belief that all of the transactions described above met that standard at the time the transactions were effected.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements of the Company are set forth in Part II, Item
            8.

        (2) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2001 is submitted herewith.

        (3) Exhibits -- See Exhibit Index included elsewhere in this document.

     (b) Reports on Form 8-K

          Form 8-K, dated November 13, 2001 (filed November 13, 2001), Item 3, reporting that ANC Rental Corporation and certain of its direct and indirect U.S. subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court of the District of Delaware.

                                                                     SCHEDULE II

                             ANC RENTAL CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

                                              BALANCE
                                                AT       ADDITIONS                              BALANCE
                                             BEGINNING   CHARGED TO                             AT END
CLASSIFICATIONS                               OF YEAR      INCOME     DEDUCTIONS     OTHER      OF YEAR
---------------                              ---------   ----------   ----------     ------     -------
Allowance for doubtful accounts:
  2001.....................................   $ 40.5       $ 13.2      $ (28.6)(1)   $   --     $ 25.1
  2000.....................................     46.6         15.3        (21.4)(1)       --       40.5
  1999.....................................     28.5         49.0        (30.9)(1)       --       46.6
Restructuring reserves:
  2001.....................................   $ 11.8       $  1.4      $  (6.2)(2)   $   --     $  7.0
  2000.....................................     26.2           --        (13.5)(2)     (0.9)(3)   11.8
  1999.....................................     12.5         40.5         (8.0)(2)    (18.8)(4)   26.2
Insurance reserves:
  2001.....................................   $290.5       $213.1      $(189.8)(5)   $   --     $313.8
  2000.....................................    105.6        236.6       (193.3)(5)    141.6(6)   290.5
  1999.....................................    164.5        189.7       (245.8)(5)     (2.8)(6)  105.6

---------------

(1) Primarily accounts written-off
(2) Primarily cash payments of costs associated with restructuring activities
(3) Amount reversed to income
(4) Primarily represents asset write-offs
(5) Primarily represents cash payments on settled claims
(6) Primarily represents non-cash transfers of liability from/(to) our former Parent

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ANC Rental Corporation has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANC Rental Corporation

                                          By:   /s/ LAWRENCE J. RAMAEKERS
                                            ------------------------------------
                                                   Lawrence J. Ramaekers
                                                  Chief Executive Officer

Date: May 15, 2002

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                 /s/ MICHAEL S. EGAN                   Chairman of the Board              May 15, 2002
-----------------------------------------------------
                   Michael S. Egan

                   /s/ WAYNE MOOR                      Senior Vice President and Chief    May 15, 2002
-----------------------------------------------------    Financial Officer (Principal
                     Wayne Moor                          Financial and Accounting
                                                         Officer)

                /s/ GORDON M. BETHUNE                  Director                           May 15, 2002
-----------------------------------------------------
                  Gordon M. Bethune

                   /s/ J.P. BRYAN                      Director                           May 15, 2002
-----------------------------------------------------
                     J.P. Bryan

           /s/ JOHN O. GRETTENBERGER, SR.              Director                           May 15, 2002
-----------------------------------------------------
             John O. Grettenberger, Sr.

                /s/ H. WAYNE HUIZENGA                  Director                           May 15, 2002
-----------------------------------------------------
                  H. Wayne Huizenga

            /s/ WILLIAM N. PLAMONDON, III              Director                           May 15, 2002
-----------------------------------------------------
              William N. Plamondon, III

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
3.1      Amended and Restated Certificate of Incorporation of ANC
         Rental Corporation (incorporated by reference to Exhibit 3.1 to ANC Rental's Form 8-K as filed on July 14, 2000).
3.2      Amended and Restated Bylaws of ANC Rental Corporation
         (incorporated by reference to Exhibit 3.2 to ANC Rental's
         Form 8-K as filed on July 14, 2000).
4.1      Form of Specimen Common Stock Certificate of ANC Rental
         (incorporated by reference to Exhibit 4.1 to ANC Rental's
         Registration Statement on Form 10 as filed on June 6, 2000).
4.2      Amended and Restated Series 1999-1 Supplement, dated as of
         June 30, 2000, between Alamo Financing L.P. and The Bank of
         New York, as Trustee, to the Base Indenture, dated February
         26, 1999 (incorporated by reference to Exhibit 4.2 to ANC
         Rental's Form 10-K for the year ended December 31, 2000).
4.3      Amended and Restated Series 1999-1 Supplement dated as of
         June 30, 2000, between CarTemps Financing L.P. and The Bank of New York, as Trustee, to the Base Indenture, dated
         February 26, 1999 (incorporated by reference to Exhibit 4.3 to ANC Rental's Form 10-K for the year ended December 31,
         2000).
4.4      Amended and Restated Series 1999-1 Supplement, dated as of
         June 30, 2000, between National Car Rental Financing Limited
         Partnership and The Bank of New York, as Trustee, to the
         Base Indenture, dated as of April 30, 1996 (incorporated by reference to Exhibit 4.4 to ANC Rental's Form 10-K for the year ended December 31, 2000).
4.5      Base Indenture, dated April 30, 1996, between National Car
         Rental Financing L.P. and The Bank of New York.
         (incorporated by reference to Exhibit 4.5 to ANC Rental's
         Form 10-K for the year ended December 31, 2000)
4.6      Base Indenture, dated February 26, 1999, between Alamo
         Financing L.P. and The Bank of New York and the related
         Supplemental Indenture, dated June 30, 2000 (incorporated by reference to Exhibit 4.6 to ANC Rental's Form 10-K for the year ended December 31, 2000).
4.7      Base Indenture, dated February 26, 1999, between CarTemps
         Financing L.P. and The Bank of New York and the related
         Supplemental Indenture, dated June 30, 2000 (incorporated by reference to Exhibit 4.7 to ANC Rental's Form 10-K for the year ended December 31, 2000).
4.8      Base Indenture dated as of February 26, 1999 between ARG
         Funding Corp. and The Bank of New York, as Trustee
         (incorporated by reference to Exhibit 4.4 to ANC Rental's
         Registration Statement on Form 10 as filed on June 6, 2000).
4.9      Amended and Restated Series 1999-1 Supplement, dated as of
         June 30, 2000, between ARG Funding Corp. and The Bank of New
         York, as Trustee, to the ARG Base Indenture(incorporated by reference to Exhibit 4.9 to ANC Rental's Form 10-K for the year ended December 31, 2000). Portions of this document
         have been omitted pursuant to an application for
         confidential treatment pursuant to Rule 24b-2 under the
         Securities Exchange Act of 1934, as amended.
4.10     Amended and Restated Series 1999-2 Supplement dated June 30,
         2000 (incorporated by reference to Exhibit 4.10 to ANC
         Rental's Form 10-K for the year ended December 31, 2000).
         Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule
         24b-2 under the Securities Exchange Act of 1934, as amended.
4.11     Amended and Restated Series 1999-3 Supplement dated June 30,
         2000 (incorporated by reference to Exhibit 4.11 to ANC
         Rental's Form 10-K for the year ended December 31, 2000).
         Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule
         24b-2 under the Securities Exchange Act of 1934, as amended.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
4.12     Fourth Amended and Restated Master Collateral Agency
         Agreement dated as of June 30, 2000 among ANC Rental
         Corporation as Master Servicer, National Car Rental System,
         Inc., Alamo Rent-A-Car, LLC., Spirit Rent-A-Car, Inc. d/b/a/
         CarTemps USA, Alamo Financing, L.P., National Car Rental
         Financing Limited Partnership and CarTemps Financing, L.P.,
         as lessor grantors, and Citibank N.A., as master collateral agent (incorporated by reference to Exhibit 4.12 to ANC
         Rental's Form 10-K for the year ended December 31, 2000).
4.13     Amended and Restated Master Motor Vehicle Lease and
         Servicing Agreement dated as of June 30, 2000 among National
         Car Rental Financing Limited Partnership, as lessor,
         National Car Rental System, Inc., as lessee, and ANC Rental
         Corporation, as guarantor and servicer (incorporated by
         reference to Exhibit 4.13 to ANC Rental's Form 10-K for the year ended December 31, 2000).
4.14     Amended and Restated Master Motor Vehicle Lease and
         Servicing Agreement dated as of June 30, 2000 among CarTemps
         Financing L.P.,as lessor, Spirit-Rent-A-Car, Inc., as
         lessee, and ANC Rental Corporation, as guarantor and
         servicer (incorporated by reference to Exhibit 4.14 to ANC
         Rental's Form 10-K for the year ended December 31, 2000).
4.15     Amended and Restated Master Motor Vehicle Lease and
         Servicing Agreement dated as of June 30, 2000 among Alamo
         Financing L.P., as lessor, Alamo Rent-A-Car, LLC, as lessee, and ANC Rental Corporation, as guarantor and servicer
         (incorporated by reference to Exhibit 4.15 to ANC Rental's
         Form 10-K for the year ended December 31, 2000).
4.16     Amended and Restated $175,000,000 Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman
         Brothers Inc., Lehman Commercial Paper Inc. and Congress
         Financial Corporation (Florida) (incorporated by reference to Exhibit 10.1 to ANC Rental's Form 8-K as filed on July
         14, 2000).
4.17     Amended and Restated $40,000,000 Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman
         Brothers Inc., and Lehman Commercial Paper Inc.
         (incorporated by reference to Exhibit 10.2 to ANC Rental's
         Form 8-K as filed on July 14, 2000).
4.18     Guarantee and Collateral Agreement (Borrowing Base
         Facility), dated as of June 30, 2000 (incorporated by
         reference to Exhibit 10.3 to ANC Rental's Form 8-K as filed on July 14, 2000).
4.19     Guarantee and Collateral Agreement (Supplemental Facility),
         dated as of June 30, 2000 (incorporated by reference to
         Exhibit 10.4 to ANC Rental's Form 8-K as filed on July 14,
         2000).
4.20     Amended and Restated $225,000,000 Senior Loan Agreement,
         dated as of June 30, 2000, among ANC Rental Corporation,
         Lehman Brothers Inc. and Lehman Commercial Paper Inc.
         (incorporated by reference to Exhibit 10.5 to ANC Rental's
         Form 8-K as filed on July 14, 2000).
4.21     Indenture, dated as of June 30, 2000, among ANC Rental
         Corporation, the guarantors named therein and The Bank of
         New York (incorporated by reference to Exhibit 10.6 to ANC
         Rental's Form 8-K as filed on July 14, 2000).
4.22     Equity Registration Rights Agreement, dated as of June 30,
         2000, between ANC Rental Corporation and Lehman Commercial
         Paper Inc. (incorporated by reference to Exhibit 10.7 to ANC
         Rental's Form 8-K as filed on July 14, 2000).
4.23     Debt Registration Rights Agreement, dated as of June 30,
         2000, between ANC Rental Corporation, the guarantors named therein and Lehman Commercial Paper Inc. (incorporated by
         reference to Exhibit 10.8 to ANC Rental's Form 8-K as filed on July 14, 2000)
4.24     Warrant Agreement, dated as of June 30, 2000, between ANC
         Rental Corporation and The Bank of New York (incorporated by reference to Exhibit 10.9 to ANC Rental's Form 8-K as filed on July 14, 2000).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
4.25     Escrow Agreement, dated as of June 30, 2000, among ANC
         Rental Corporation, Lehman Brothers Inc., Lehman Commercial
         Paper Inc. and The Bank of New York (incorporated by
         reference to Exhibit 10.10 to ANC Rental's Form 8-K as filed on July 14, 2000).
4.26     Subsidiary Guaranty, dated as of June 30, 2000, by the
         guarantors named therein in favor of Lehman Commercial Paper
         Inc. (incorporated by reference to Exhibit 10.11 to ANC
         Rental's Form 8-K as filed on July 14, 2000).
4.27     First Amendment, dated as of August 29, 2000, to the Amended and Restated Credit Agreement, dated as of June 30, 2000,
         among ANC Rental Corporation, Lehman Brothers Inc., Lehman
         Commercial Paper Inc., Bankers Trust Company and Congress
         Financial Corporation (incorporated by reference to Exhibit
         10.1 to ANC Rental's Quarterly Report on Form 10-Q for the
         Quarter ended September 30, 2000)
4.28     First Amendment, dated as of August 29, 2000, to the Amended and Restated Credit Agreement, dated as of June 30, 2000,
         among ANC Rental Corporation, Lehman Brothers Inc., and
         Lehman Commercial Paper Inc. (incorporated by reference to
         Exhibit 10.2 to ANC Rental's Quarterly Report on Form 10-Q
         for the Quarter ended September 30, 2000).
4.29     First Amendment, dated as of September 29, 2000, to the
         Amended and Restated Senior Loan Agreement, dated as of June
         30, 2000, among ANC Rental Corporation, Lehman Brothers
         Inc., and Lehman Commercial Paper Inc. (incorporated by
         reference to Exhibit 10.3 to ANC Rental's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).
4.30     Assumption Agreements, dated as of October 4, 2000, by ANC
         Information Technology, Inc., ANC Information Technology
         Holding, Inc. and ANC Information Technology, L.P.
         (incorporated by reference to Exhibit 4.30 to ANC Rental's
         Form 10-K for the year ended December 31, 2000).
4.31     Assumption Agreement (Subsidiary Guarantee), dated as of
         October 5, 2000, and related Guarantee by ANC Information
         Technology, Inc., ANC Information Technology Holding, Inc.
         and ANC Information Technology, L.P. (incorporated by
         reference to Exhibit 4.31 to ANC Rental's Form 10-K for the year ended December 31, 2000).
4.32     Assumption Agreement (Debt Registration Rights Agreement),
         dated as of October 5, 2000 by ANC Information Technology,
         Inc., ANC Information Technology Holding, Inc. and ANC
         Information Technology, L.P. (incorporated by reference to
         Exhibit 4.32 to ANC Rental's Form 10-K for the year ended
         December 31, 2000).
4.33     Supplemental Indenture, dated as of October 5, 2000, among
         ANC Rental Corporation, the guarantors named therein and The
         Bank of New York (incorporated by reference to Exhibit 4.33 to ANC Rental's Form 10-K for the year ended December 31,
         2000).
4.34     Assumption Agreements, dated as of December 29, 2000, by ANC
         Financial Corporation, ANC(TM) Properties, LLC, NCR
         Affiliate Services Properties, LLC, ANC Financial
         Properties, LLC, and ANCIT Collector Corporation
         (incorporated by reference to Exhibit 4.34 to ANC Rental's
         Form 10-K for the year ended December 31, 2000).
4.35     Assumption Agreement (Subsidiary Guarantee), dated as of
         December 29, 2000, and related Guarantee by ANC Financial
         Corporation, ANC(TM) Properties, LLC, NCR Affiliate Services
         Properties, LLC, ANC Financial Properties, LLC, and ANCIT
         Collector Corporation (incorporated by reference to Exhibit
         4.35 to ANC Rental's Form 10-K for the year ended December
         31, 2000).
4.36     Assumption Agreement (Debt Registrations Rights Agreement),
         dated as of December 29, 2000 by ANC Financial Corporation,
         ANC(TM) Properties, LLC, NCR Affiliate Services Properties,
         LLC, ANC Financial Properties, LLC, and ANCIT Collector
         Corporation (incorporated by reference to Exhibit 4.36 to
         ANC Rental's Form 10-K for the year ended December 31,
         2000).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
4.37     Supplemental Indenture, dated as of December 29, 2000 among
         ANC Rental Corporation, the guarantors named therein and The
         Bank of New York (incorporated by reference to Exhibit 4.37 to ANC Rental's Form 10-K for the year ended December 31,
         2000).
4.38     Second Amendment, dated as of March 29, 2001, to the Amended and Restated Senior Loan Agreement, dated as of June 30,
         2000, among ANC Rental Corporation, Lehman Brothers Inc.,
         and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.1 to ANC Rental's Form 10-Q for the quarter
         ended March 31, 2001).
4.39     Second Amendment, dated as of March 29, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000,
         among ANC Rental Corporation, Lehman Brothers Inc., Lehman
         Commercial Paper Inc. and Congress Financial Corporation
         (incorporated by reference to Exhibit 4.2 to ANC Rental's
         Form 10-Q for the quarter ended March 31, 2001).
4.40     Second Amendment, dated as of March 29, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000,
         among ANC Rental Corporation, Lehman Brothers Inc., and
         Lehman Commercial Paper Inc. (incorporated by reference to
         Exhibit 4.3 to ANC Rental's Form 10-Q for the quarter ended
         March 31, 2001).
4.41     Third amendment, dated as of June 26, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000,
         among ANC Rental Corporation, Lehman Brothers Inc., Lehman
         Commercial Paper Inc., Bankers Trust Company, and Congress
         Financial Corporation (Florida) (incorporated by reference to Exhibit 4.1 to ANC Rental's Form 10-Q for the quarter
         ended June 30, 2001).
4.42     Third amendment, dated as of June 26, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000,
         among ANC Rental Corporation, Lehman Brothers Inc., and
         Lehman Commercial Paper Inc. (incorporated by reference to
         Exhibit 4.2 to ANC Rental's Form 10-Q for the quarter ended
         June 30, 2001).
4.43     First amendment, dated as of June 22, 2001, to the Debt
         Registration Rights Agreement, dated as of June 30, 2000,
         among ANC Rental Corporation, the subsidiaries of the
         Company parties thereto, and Lehman Commercial Paper Inc.
         (incorporated by reference to Exhibit 4.3 to ANC Rental's
         Form 10-Q for the quarter ended June 30, 2001).
4.44     First amendment, dated as of June 22, 2001, to the Equity
         Registration Rights Agreement, dated as of June 30, 2000,
         among ANC Rental Corporation and Lehman Commercial Paper
         Inc. (incorporated by reference to Exhibit 4.4 to ANC
         Rental's Form 10-Q for the quarter ended June 30, 2001).
4.45     Collateral Agreement, dated as of August 30, 2001, among ANC
         Rental Corporation, certain of its Subsidiaries, Wilmington
         Trust Company, as Trustee, Liberty Mutual Insurance Company,
         as Surety, and Lehman Commercial Paper Inc.
4.46     Trust Agreement, dated as of August 30, 2001, among ANC
         Rental Corporation, certain of its Subsidiaries, and
         Wilmington Trust Company, as Trustee.
4.47     Agreement, dated as of August 30, 2001, between ANC Rental
         Corporation and Liberty Mutual Insurance Company.
4.48     Surety Bond Guarantee and Assumption Agreement, dated as of
         August 30, 2001, by certain subsidiaries of ANC Rental
         Corporation in favor of Liberty Mutual Insurance Company.
4.49     First Amendment, dated as of August 30, 2001, to
         Reimbursement Agreement, dated as of June 30, 2000, between
         ANC Rental Corporation and AutoNation, Inc.
4.50     Fifteenth Amendment, dated as of August 30, 2001, to the
         Amended and Restated Senior Loan Agreement, dated as of June
         30, 2000, among ANC Rental Corporation, Lehman Brothers
         Inc., and Lehman Commercial Paper Inc.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
4.51     Fourth Amendment, dated as of September 28, 2001, to the
         Amended and Restated Credit Agreement, dated as of June 30,
         2000, among ANC Rental Corporation, Lehman Brothers Inc.,
         Lehman Commercial Paper Inc., Banker Trust Company and
         Congress Financial Corporation (Florida).
4.52     Fourth Amendment, dated as of September 28, 2001, to the
         Amended and Restated Credit Agreement, dated as of June 30,
         2000, among ANC Rental Corporation, Lehman Brothers Inc.,
         and Lehman Commercial Paper Inc.
4.53     Sixteenth Amendment, dated as of September 28, 2001, to the
         Amended and Restated Senior Loan Agreement, dated as of June
         30, 2000, among ANC Rental Corporation, Lehman Brothers Inc.
         and Lehman Commercial Paper Inc.
4.54     Warrant Agreement, dated as of September 28, 2001, between
         ANC Rental Corporation and The Bank of New York
4.55     Registration Rights Agreement, dated as of September 28,
         2001, among ANC Rental Corporation and Lehman Commercial
         Paper Inc.
4.56     Warrant Agreement, dated as of September 28, 2001, between
         ANC Rental Corporation and The Bank of New York.
4.57     Indenture, dated as of September 28, 2001, among ANC Rental
         Corporation, certain of its subsidiaries, and The Bank of
         New York, as Trustee.
4.58     First Amendment, dated as of November 9, 2001, to the
         Agreement, dated as of August 30, 2001, between ANC Rental
         Corporation and Liberty Mutual Insurance Company
4.59     Order dated March 13, 2002, Approving Settlement of Disputes
         Between the Debtors and Liberty Mutual Insurance Company and
         Providing, Inter Alia, for the Debtors to Obtain
         Post-Petition Surety Bonding and Related Relief.
4.60     Order dated May 10, 2002, authorizing certain of the Debtors to lease certain vehicles and authorizing the Debtors to
         assume and provide certain protections in connection with
         Existing Master Lease Agreements.
10.1     Letter Agreement between ANC Rental Corporation and General
         Motors dated December 6, 2000. Portions of this document
         have been omitted pursuant to an application for
         confidential treatment pursuant to Rule 24b-2 under the
         Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 10.1 to ANC Rental's Form 10-K for the year ended December 31, 2000).
10.2     Separation and Distribution Agreement, dated as of June 30,
         2000, between ANC Rental Corporation and AutoNation, Inc.
         (incorporated by reference to Exhibit 10.12 to ANC Rental's
         Form 8-K as filed on July 14, 2000).
10.3     Transitional Services Agreement, dated as of June 30, 2000, between ANC Rental Corporation and AutoNation, Inc.
         (incorporated by reference to Exhibit 10.13 to ANC Rental's
         Form 8-K as filed on July 14, 2000).
10.4     Tax Sharing Agreement, dated as of June 30, 2000, between
         ANC Rental Corporation and AutoNation, Inc. (incorporated by reference to Exhibit 10.14 to ANC Rental's Form 8-K as filed on July 14, 2000).
10.5     Reimbursement Agreement, dated as of June 30, 2000, between
         ANC Rental Corporation and AutoNation, Inc. (incorporated by reference to Exhibit 10.18 to ANC Rental's Form 8-K as filed on July 14, 2000).
10.6     Lease Agreement by and between ANC Rental and AutoNation
         (incorporated by reference to Exhibit 10.6 to ANC Rental's
         Form 10-K for the year ended December 31, 2000).
10.7     Lease Agreement by and between ANC Rental and AutoNation
         (incorporated by reference to Exhibit 10.7 to ANC Rental's
         Form 10-K for the year ended December 31, 2000).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.8     ANC Rental Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.15 to ANC Rental's Form 8-K as
         filed on July 14, 2000).
10.9     ANC Rental Corporation Employee Stock Purchase Plan
         (incorporated by reference to Exhibit 10.16 to ANC Rental's
         Form 8-K as filed on July 14, 2000).
10.10    Forms of Nonqualified Stock Option Agreements Under ANC
         Rental Corporation Stock Option Plan (incorporated by
         reference to Exhibit 10.17 to ANC Rental's Form 8-K as filed on July 14, 2000).
10.11    Employment Agreement between ANC Rental Corporation and
         Lawrence J. Ramaekers.
10.12    ANC Rental Corporation Key Employee Severance Protection
         Plan (incorporated by reference to Exhibit 10.1 to ANC
         Rental's Form 10-Q for the quarter ended March 31, 2001).
10.13    ANC Rental Corporation Key Employee Retention Plan and
         Agreement.
21.1     List of subsidiaries of ANC Rental Corporation.
23.1     Consent of Independent Certified Public Accountants.
99.1     Letter to United States Securities and Exchange Commission
         regarding Arthur Andersen audit clients.