Form 10-Q
period 2001-09-30
ANC RENTAL CORP
filed 2002-05-22
CIK 1097523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-30776

ANC RENTAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	65-0957875 (I.R.S. Employer Identification No.)

200 South Andrews Avenue, Fort Lauderdale, Florida (Address of principal executive offices)	33301 (Zip Code)

(954) 320-4000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ (2) No ☒ (1)

      As of May 15, 2002, the registrant had outstanding 45,296,139 shares of Common Stock, par value $0.01 per share.

ANC RENTAL CORPORATION

i

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

ANC RENTAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions except share and per share amounts)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Cash and cash equivalents	$31.8	$6.3
Restricted cash and cash equivalents	457.3	337.0
Receivables, net	566.3	681.4
Prepaid expenses	57.4	68.9
Vehicles, net	4,774.1	4,451.4
Property and equipment, net	463.1	576.0
Intangible assets, net	128.0	347.9
Other assets	84.6	68.7

Total assets	$6,562.6	$6,537.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$167.9	$242.4
Accrued liabilities	255.7	241.0
Insurance reserves	293.5	290.5
Vehicle debt	4,529.2	4,228.9
Other debt	280.9	276.7
Deferred income taxes	253.7	143.6
Other liabilities	397.1	221.9

Total liabilities	6,178.0	5,645.0

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 250,000,000 shares authorized; 45,223,611 and 45,158,707 issued and outstanding at September 30, 2001 and December 31, 2000, respectively	0.5	0.5
Additional paid-in capital	907.5	895.6
Retained earnings (deficit)	(431.1)	7.0
Accumulated other comprehensive loss	(92.3)	(10.5)

	384.6	892.6

Total liabilities and shareholders’ equity	$6,562.6	$6,537.6

The accompanying notes are an integral part of these statements.

ANC RENTAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$908.3	$1,003.8	$2,527.9	$2,721.8
Direct operating costs	378.5	360.4	1,069.7	1,061.6
Vehicle depreciation, net	295.8	279.5	808.5	748.5
Selling, general, and administrative	179.4	165.9	501.9	548.4
Impairment of intangible assets	210.8	—	210.8	—
Amortization of intangible assets	2.5	2.5	7.5	7.5
Interest income	(1.6)	(2.6)	(4.8)	(3.2)
Interest expense	87.9	114.3	269.7	287.1
Fair value adjustment on interest rate hedges	—	—	2.3	—
Other expense, net	5.0	0.1	8.5	3.0

Income before income taxes	(250.0)	83.7	(346.2)	68.9
Provision for income taxes	131.5	32.7	99.0	26.9

Net income (loss) before cumulative effect of change in accounting principle	(381.5)	51.0	(445.2)	42.0
Cumulative effect of change in accounting principle, net of provision for income taxes of $4.5 in 2001.	—	—	7.1	—

Net income (loss)	$(381.5)	$51.0	$(438.1)	$42.0

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(8.44)	$1.13	$(9.85)	$0.93
Basic earnings (loss) per share	$(8.44)	$1.13	$(9.69)	$0.93
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$(8.44)	$1.10	$(9.85)	$0.92
Diluted earnings (loss) per share	$(8.44)	$1.10	$(9.69)	$0.92
Shares used in computing per share amounts:
Basic	45.2	45.1	45.2	45.1
Diluted	45.2	46.3	45.2	45.5

The accompanying notes are an integral part of these statements.

ANC RENTAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

					Accumulated
	Common Stock		Additional	Retained	Other
			Paid-In	Earnings/	Comprehensive	Shareholders’
	Shares	Amount	Capital	(Deficit)	Loss	Equity

BALANCE AT DECEMBER 31, 2000	45.2	$0.5	$895.6	$7.0	$(10.5)	$892.6
Net loss	—	—	—	(438.1)	—	(438.1)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(2.6)	(2.6)
Unrealized loss on interest rate hedges	—	—	—	—	(64.6)	(64.6)
Cumulative effect of change in accounting principle, net of benefit for income taxes of $9.3	—	—	—	—	(14.6)	(14.6)
Issuance of common stock purchase warrants	—	—	11.7	—	—	11.7
Issuance of shares for employee benefit plan	—	—	0.2	—	—	0.2

BALANCE AT SEPTEMBER 30, 2001	45.2	$0.5	$907.5	$(431.1)	$(92.3)	$384.6

The accompanying notes are an integral part of this statement.

ANC RENTAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,

	2001	2000

CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES:
Net income (loss)	$(438.1)	$42.0
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Impairment of intangible assets	210.8	—
Cumulative effect of change in accounting principle, net of tax	(7.1)	—
Fair value adjustment on interest rate hedges	2.3	—
Loss (gain) on sale of property	4.2	(1.1)
Depreciation and amortization of property and equipment	59.1	57.6
Amortization of intangible assets and debt issue costs	31.9	23.2
Deferred income tax provision	99.0	26.9
Depreciation of vehicles	808.5	748.5
Purchases of vehicles	(5,243.4)	(5,963.0)
Sales of vehicles	4,065.5	4,428.3
Changes in assets and liabilities, net:
Receivables	115.0	139.1
Prepaid expenses and other assets	8.3	5.9
Accounts payable and accrued liabilities	(62.5)	(33.1)
Other liabilities	1.0	36.8

	(345.5)	(488.9)

CASH AND CASH EQUIVALENTS PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	(30.8)	(68.6)
Proceeds from sale of property and equipment	116.3	33.5
Proceeds from sale of investments	—	31.3
Other	—	(1.4)

	85.5	(5.2)

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from vehicle financing	31,073.7	39,739.1
Payments on vehicle financing	(30,860.0)	(39,695.3)
Proceeds from issuance of other debt	285.2	291.8
Payments on other debt	(269.5)	(134.6)
Cash transfers from Parent	—	204.4
Subsidiary limited partner contributions	87.8	131.4
Debt issue costs and purchases of interest rate hedges	(30.7)	(29.0)
Other	(1.0)	(1.2)

	285.5	506.6

Increase in cash and cash equivalents	25.5	12.5
Cash and cash equivalents at beginning of period	6.3	—

Cash and cash equivalents at end of period	$31.8	$12.5

The accompanying notes are an integral part of these statements.

ANC RENTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions except share data)

1.     INTERIM FINANCIAL STATEMENTS

      On November 13, 2001, the Company and certain of its direct and indirect U.S. subsidiaries (each, a “Debtor,” and collectively, “Debtors”) filed voluntary petitions under Chapter 11 of title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case No. 01 — 11200 et al., Jointly Administered).

      The accompanying Condensed Consolidated Financial Statements include the accounts of ANC Rental Corporation and its subsidiaries (the “Company”) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. In the opinion of management, the Condensed Consolidated Financial Statements contain all material adjustments, consisting of only normal recurring adjustments, necessary to fairly state the financial position, the results of operations and cash flows for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Income taxes during these interim periods have been provided based upon the Company’s anticipated annual effective income tax rate.

      Additionally, these Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payments of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. The Company’s significant losses, and its Chapter 11 Filing raise substantial doubt about the Company’s ability of continue as a going concern. The Company intends to file a plan or plans of reorganization with the Bankruptcy Court. Continuing as a going concern is dependent upon, among other things, the Company’s formulation of a plan or plans of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations. The Condensed Consolidated Financial Statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (iii) the effect of any changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan or plans of reorganization; or (iv) adjustments to the carrying value of asset or liability amounts that may be necessary as a result of actions by the Bankruptcy Court.

      Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto appearing in the Company’s annual report on Form 10-K for the years ended December 31, 2001 and 2000.

      Prior to June 30, 2000, the Company was a wholly owned subsidiary of AutoNation, Inc. (“our former Parent” or “AutoNation”). On June 30, 2000, AutoNation distributed its interest in the Company to its shareholders on a tax-free basis at which point the Company became an independent, publicly owned company. The Company entered into agreements with AutoNation, which provided for the separation of the Company’s business from AutoNation and govern various interim and ongoing relationships between the companies.

      All historical share and per share data included in the Unaudited Condensed Consolidated Statements of Operations, has been retroactively adjusted for the recapitalization of the former Parent’s 100 shares of common stock into 45,142,728 shares of Common Stock on June 30, 2000.

      Basic earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of

ANC RENTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method, and common stock purchase warrants calculated using the if-converted method. As of September 30, 2001 the Company had 7.4 million stock options outstanding and 5.1 million common stock purchase warrants outstanding, which due to their anti-dilutive nature were not included in the calculation of diluted earnings (loss) per share. For the three and nine month periods ended September 30, 2000 the dilutive effects from stock options were 1.2 million shares and 0.4 million shares, respectively. There were no common stock purchase warrants outstanding in 2000.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The primary assumption used by management is that the Company will continue as a going concern. However, should the Company not obtain financing or cease to continue as a going concern the reported amounts of assets and liabilities will change materially.

      Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

2.     DECLARATION OF BANKRUPTCY

      The Debtors remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. There is no assurance that the Bankruptcy Court will grant any requests for such approval. Subsequent to the filing of the Chapter 11 petitions, the Company obtained several Court orders that authorized it to pay certain pre-petition liabilities (such as employee wages and benefits) and take certain actions to preserve the going concern value of the business, thereby enhancing the prospects of reorganization. These financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded.

      The confirmation of a plan of reorganization is the Company’s primary objective. After negotiations with various parties in interest, the Company expects to present a plan of reorganization to the Court to reorganize the Company’s businesses and to restructure its obligations. This plan of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. The Company expects that a significant portion of the liabilities recorded will be subject to compromise.

      The plan of reorganization, when filed, will set forth the means for treating claims, including liabilities subject to compromise and interests in the company. Such means may take a number of different forms. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing interests as a result of the issuance of equity securities to creditors or new investors. The Company is in the early stages of formulating a plan of reorganization. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court. Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Debtors at the filing date are stayed and other pre-petition contractual obligations may not be enforced against the Company. In addition, the Debtors have the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The Company has prepared and submitted the schedules setting forth the Debtors’ assets and liabilities as of the date of the petition as reflected in our accounting records. The amounts of claims filed by

ANC RENTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under Chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under its current organizational structure, the effect of the proceedings on the Company’s businesses or the recovery by creditors and equity holders of the Company. The divisions and operations that are not part of the Chapter 11 filing relate to international operations, an insurance captive, and special purpose vehicle financing entities.

      Under the Bankruptcy Code, post-petition and pre-petition liabilities subject to compromise must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the Company’s assets is compared to the liabilities and claims against the Company. There can be no assurance as to what value, if any, will be ascribed to the Company’s common stock in the bankruptcy proceeding.

      Future financial statements will be prepared in accordance with the AICPA’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of the Company. A significant portion of the liabilities recorded at September 30, 2001 are expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest will no longer be accrued on any unsecured and undersecured debt.

3.     RECEIVABLES

      The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30,	December 31,
	2001	2000

	(Unaudited)
Trade receivables	$231.6	$207.4
Vehicle manufacturer receivables	244.8	423.6
Other	111.2	90.9

	587.6	721.9
Less: allowance for doubtful accounts	(21.3)	(40.5)

	$566.3	$681.4

4.     VEHICLES

      A summary of vehicles is as follows:

	September 30,	December 31,
	2001	2000

	(Unaudited)
Vehicles	$5,429.5	$5,030.7
Less: accumulated depreciation	(655.4)	(579.3)

	$4,774.1	$4,451.4

ANC RENTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     PROPERTY AND EQUIPMENT

      A summary of property and equipment is as follows:

	September 30,	December 31,
	2001	2000

	(Unaudited)
Land	$50.5	$121.0
Furniture, fixtures and equipment	424.2	420.1
Buildings and improvements	303.9	324.7

	778.6	865.8
Less: accumulated depreciation and amortization	(315.5)	(289.8)

	$463.1	$576.0

      During the first half of 2001 the Company entered into a series of sale and leaseback transactions for some of its owned land and buildings which yielded net proceeds of approximately $110.3 million. The leases, with terms of not less than 20 years, are treated as operating leases, and will result in approximately $3.0 million per quarter of incremental rent expense over and above the amounts incurred during 2000. Gains realized on the sale of the properties have been deferred and are being recognized over the life of the respective leases. Such transaction gains approximated $34.1 million. Losses recognized currently in earnings approximated $4.2 million for the nine months ended September 30, 2001.

6.     OTHER ASSETS

      The components of other assets are as follows:

	September 30	December 31,
	2001	2000

	(Unaudited)
Deposits	$35.1	$33.8
Debt issue costs, net	26.9	25.7
Interest rate hedges, at fair value	12.4	—
Other	10.2	9.2

	$84.6	$68.7

7.     IMPAIRMENT OF INTANGIBLE ASSETS

      The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its intangible assets, or whether the remaining balance of these intangible assets should be evaluated for possible impairment. Goodwill is comprised of both enterprise level goodwill and goodwill associated with specific long-lived assets. Enterprise level goodwill is evaluated for impairment in accordance with APB 17, “Intangible Assets”, while goodwill identified with specific assets is evaluated in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of.” In each case, the Company uses an estimate of the related undiscounted cash flows of operations or assets that benefit from the goodwill over the remaining life of intangible assets in assessing their recoverability.

      For enterprise level goodwill, the Company measures the amount of impairment as the excess of the carrying value of the goodwill over the estimate of undiscounted future cash flows. In September 2001, as a result of the significant adverse changes in the business environment in part due to September 11, and historical and projected cash flow losses, the Company determined that recoverability of its enterprise level

ANC RENTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets was not assured. As such, the Company has recognized an impairment charge for its enterprise level intangible assets of approximately $210.8 million for the quarter ended September 30, 2001.

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

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” However, the Company is still evaluating the impact of adoption. The Company expects to complete Step 1 of the transition impairment test by June 30, 2002, in accordance with SFAS 142. Since this step is not completed management is unable to quantify the impact of adoption.

8.     VALUATION ALLOWANCE ON CERTAIN TAX ASSETS

      The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. During the third quarter of 2001, the Company recorded a charge of $131.5 million related to the establishment of a valuation allowance for certain tax benefits, net operating loss carry-forwards and a reversal of losses benefited in the first and second quarters of 2001. As a result of significant adverse changes in the present business environment, current operating cash flow losses and projected operating cash flow losses for the foreseeable future, management believed that it was more likely than not that the tax assets were no longer realizable.

9.     ACCOUNTS PAYABLE

      The components of accounts payable are as follows:

	September 30,	December 31,
	2001	2000

	(Unaudited)
Trade payables	$71.7	$123.1
Vehicle payables	96.2	119.3

	$167.9	$242.4

      Vehicle payables represent amounts to be financed after period end for vehicles acquired under the Company’s vehicle financing programs.

10.     OTHER LIABILITIES

      Components of other liabilities are as follows:

	September 30,	December 31,
	2001	2000

	(Unaudited)
Minority interest	$236.9	$159.5
Interest rate hedges, at fair value	73.0	—
Deferred gains on property sales	33.3	—
Other	53.9	62.4

	$397.1	$221.9

ANC RENTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minority interest represents the limited partnership interest in a subsidiary of the Company. Minority interest in the subsidiary’s income is included in vehicle interest expense and was $3.0 million and $2.8 million for the three months ended September 30, 2001 and 2000, respectively, and $6.7 and $5.6 million for the nine months ended September 30, 2001 and 2000, respectively.

11.     VEHICLE DEBT

      Vehicle debt is as follows:

	September 30,	December 31,
	2001	2000

	(Unaudited)
Amounts under various commercial paper programs secured by eligible vehicle collateral; interest based on market-dictated commercial paper rates; weighted average interest rates of 3.59% and 6.77% at September 30, 2001 and December 31, 2000, respectively	$117.9	$642.7
Auction-rate note program; weighted average interest rate of 3.65% at September 30, 2001; maturities through 2006, net of a $0.4 million discount	310.9	—
Amounts under various asset-backed medium-term note programs secured by eligible vehicle collateral:
Fixed rate component; weighted average interest rate of 6.11% at September 30, 2001 and 6.30% at December 31, 2000; maturities through 2004.	1,425.0	1,750.0
Floating rate component based on a spread over LIBOR; weighted average interest rate of 3.32% and 6.93% at September 30, 2001 and December 31, 2000, respectively; maturities through 2005.	2,550.0	1,750.0
Other committed and uncommitted secured vehicle financings primarily with financing institutions in the United Kingdom; LIBOR based interest rates; weighted average interest rates of 4.73% and 5.62% at September 30, 2001 and December 31, 2000, respectively; maturities through 2002.	125.4	86.2

	$4,529.2	$4,228.9

      At September 30, 2001, aggregate expected maturities of vehicle debt were as follows:

2001	$654.6
2002	1,088.7
2003	758.0
2004	1,417.0
2005	300.0
Thereafter	310.9

$4,529.2

      The Company finances its domestic vehicle purchases through wholly-owned, fully consolidated, special purpose financing subsidiaries. These financing subsidiaries obtain funds by issuing medium term notes or commercial paper into the capital markets. The financing subsidiaries in turn lease vehicles to the domestic operating subsidiaries of Alamo, National and Alamo Local Market. The Company’s international operations

ANC RENTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Europe and Canada provide their own financing for vehicle purchases through various asset-backed financings, leases and secured loans on a country by country basis.

      In the Company’s international operations no facility has been cancelled because of the Company’s Chapter 11 filing. However, each lender is reviewing their loans with the Company. There is no assurance that existing loans will not be cancelled or adversely modified.

      The Debtors’ filing for bankruptcy represented an Event of Default under each of the domestic financing facilities and certain of the Company’s international facilities for which the parent company is guarantor. However, in the United States the special purpose financing subsidiaries are not Debtors and have continued making scheduled interest payments to the third party note holders.

      As of November 14, 2001 the Company’s commercial paper program was repaid with the proceeds from the liquidity back-up facilities. As of December 31, 2001 borrowings under the liquidity back-up facilities approximated $63.8 million of which all amounts have been subsequently repaid.

      As a result of the Event of Default $175.0 million of medium-term notes were repaid and retired on November 20, 2001. Additionally, the Event of Default triggered provisions in the medium-term note agreements requiring an accelerated repayment of the amounts outstanding. In the fourth quarter, MBIA, our primary debt surety provider, agreed to delay the accelerated repayment provisions. In February 2002, the Bankruptcy Court approved, on a final basis, a fleet financing agreement with MBIA where MBIA allowed for the release of certain restricted funds supporting the MBIA insured outstanding series of medium-term notes for the purchase of new vehicles. The agreement makes available up to $1.0 billion of previously frozen funds for the acquisition of new fleet. On May 13, 2002 the agreement expired.

      On May 10, 2002, the Bankruptcy Court approved, on a final basis, an agreement with MBIA to allow the Company to continue to use $2.3 billion of its fleet financing facilities on a revolving basis. As such, the Company will be allowed to use proceeds received from the disposition of vehicles financed by these facilities to purchase new vehicles. The agreement is set to expire in September 2002. However, should certain operating or financing criteria be met the agreement will be extended to November 2002. Additionally, the Company issued a $275.0 million variable funding asset-backed note, which at the Company’s option can be increased to $350.0 million. The note will bear interest at a variable rate based upon a spread over LIBOR and is set to expire in September 2002.

12.     OTHER DEBT

      Other debt is as follows:

	September 30,	December 31,
	2001	2000

	(Unaudited)
Secured revolving credit facility weighted average interest rate of 11.0%	$—	$17.0
Supplemental secured term loan at 8.64% matures May 31, 2003	40.0	—
Interim financing fixed rate note at 14.0% through September 30, 2001 increasing 0.5% each quarter thereafter capped at 18.0%, matures June 30, 2007, net of an $11.0 million discount in 2001	189.0	200.0
Notes payable to vehicle manufacturer; weighted average interest rates of 4.26% and 7.45% at September 30, 2001 and December 31, 2000 respectively, matures 2002	35.0	35.0
Notes payable to former owners of acquired business; interest payable using LIBOR based rates; weighted average interest of 6.45% and 5.86% at September 30, 2001 and December 31, 2000, respectively; redeemable at the option of the holder through maturity in 2003	2.4	8.5

ANC RENTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Other uncommitted credit facilities of the Company’s international subsidiaries and other notes; interest ranging from 2.50% to 8.75%; maturing through 2001	14.5	16.2

	$280.9	$276.7

      As of September 30, 2001 aggregate expected maturities of other debt exclusive of note discounts approximating $11.0 million are as follows: $86.9 million in 2001, $35.0 million in 2002, $40.0 million in 2003 and $130.0 million in 2007.

      In June 2000, the Company entered into a three-year secured revolving credit facility with borrowing base capacity of up to $175.0 million at a floating rate, currently based upon a spread of 2.75% above LIBOR. In the third quarter of 2001, the Company reduced its capacity under this facility to $70.0 million of which $63.9 million was used to support outstanding letters of credit as of September 30, 2001. As a result of the Chapter 11 filing the Company is precluded from drawing on this facility.

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

      In connection with the consummation of the sale and leaseback transactions, the Company was obligated to use the proceeds to pay-down the interim financing. However, as part of an amendment to the interim note facility, the lender agreed that such proceeds could be used for general corporate purposes until September 30, 2001 at which time the Company would be required to pay-down the interim financing by approximately $70.0 million.

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

ANC RENTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001, the date of issue, was $0.7 million. The fair value of the warrants were recorded as a note discount and are being amortized as a component of interest expense over the term of the note using the effective interest method.

      The Company’s governing documents for its credit facilities and interim financing, entered into during 2000 and subsequently amended, require us to maintain certain financial ratios including, but not limited to financial performance measures and limits on additional indebtedness. In addition these documents restrict the Company’s ability to: sell assets; grant or incur liens on our assets; repay certain indebtedness; pay dividends; make certain investments or acquisitions; issue certain guarantees; enter certain sale and leaseback transactions; repurchase or redeem capital stock; engage in mergers or consolidations; and engage in certain transactions with our affiliates.

      The Debtor’s filing for Chapter 11 represented an event of default under each of these financing facilities. Under bankruptcy law, the Debtors are not permitted to make scheduled principal and interest payments unless specifically ordered by the Court.

13.     LEGAL PROCEEDINGS

      The Company is a party to various legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. However, unfavorable resolution could affect the consolidated results of operations or cash flows for the quarterly periods in which they are resolved.

14.     ADOPTION OF NEW ACCOUNTING STANDARD

      In June 1998 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended, became effective for the Company on January 1, 2001.

      The major market risk hedged by the Company is the changes in LIBOR-based interest rates. The Company’s policy is to manage interest rate risk through a combination of fixed and floating rate debt. The Company uses interest rate derivatives to adjust interest rate exposures, when appropriate, based upon market conditions. As of January 1, 2001 these derivatives consisted of stand-alone interest rate caps and a combination of interest rate caps and floors to create synthetic swaps. As of December 31, 2001 the Company only has stand-alone caps. The Company enters into derivatives with a group of financial institutions with investment grade ratings, thereby minimizing credit risk. The Company monitors the credit worthiness of the counterparties and presently does not expect default by any of the counterparties. The Company does not obtain collateral in connection with its derivative financial instruments. The Company’s derivative instruments qualify for hedge accounting treatment under SFAS 133. In order to qualify for hedge accounting certain criteria must be met including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. Hedge accounting treatment permits certain changes in the fair value of the Company’s qualifying derivatives to be deferred in other comprehensive income and subsequently reclassified to earnings to offset the impact of the related hedged interest rate. Changes in fair value of non-qualifying derivatives and the ineffective portion of changes in fair value of qualifying derivatives must be recorded immediately through earnings.

      The Company measures effectiveness of its stand-alone caps by comparing the changes in fair value of its stand-alone caps to a hypothetical derivative that would be perfectly effective in offsetting changes in fair value of the hedged cash flows. The Company expects little to no ineffectiveness relative to its stand-alone

ANC RENTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

caps and as such changes in the fair value of the stand-alone caps are recorded as a component of other comprehensive income.

      The FASB continues to provide implementation guidance on technical issues regarding SFAS 133. In June 2001, the FASB approved alternative accounting treatment that allows changes in the fair value of the Company’s stand-alone caps to be recorded as a component of other comprehensive income. The Company adopted the alternative treatment as of July 1, 2001, and as such the Company recognizes changes in fair value due to time value currently in other comprehensive income and as such the expiring portion of time value for the respective caps will be reflected in earnings of future quarters.

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

      The Company reclassified proceeds from its stand-alone caps of approximately $1.1 million for the three and nine months ended September 30, 2001 to vehicle interest expense, a component of interest expense for the three and nine months ended September 30, 2001. The Company reclassified payments under the floor component of its synthetic swaps of approximately $5.9 million and $11.2 million for the three and nine months ended September 30, 2001, respectively. Amortization related to deferred losses was reclassified from other comprehensive income to vehicle interest expense and approximated $0.3 and $0.8 million for the three and nine months ended September 30, 2001, respectively. The Company expects no proceeds from its stand-alone caps over the next twelve months.

      As a result of the Debtors’ filing for chapter 11 in the fourth quarter, the counter party to the interest rate floors terminated its agreement with the Company. As such, the interest rate floors ceased being an effective hedge and the Company will amortize these deferred losses, approximating $82.3 million, from other comprehensive income to current earnings over the life of the remaining debt outstanding. Losses recognized in the fourth quarter of 2001 approximated $5.8 million. The Company expects amortization of these deferred losses to be of approximately $35.4 million in 2002.

15.  COMPREHENSIVE INCOME

      Comprehensive income includes effects of foreign currency translation and changes in fair value of certain derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the periods indicated are as follows (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss)	$(381.5)	$51.0	$(438.1)	$42.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1.0	(6.5)	(2.6)	(3.8)
Unrealized loss on interest rate hedges	(55.8)	—	(64.6)	—

Other comprehensive income (loss), net of tax before cumulative effect of change in accounting principle	(436.3)	44.5	(505.3)	38.2
Unrealized loss on investment	—	—	—	(0.1)

ANC RENTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Cumulative effect of change in accounting principle, net of tax	—	—	(14.6)	—

Other comprehensive income (loss)	$(436.3)	$44.5	$(519.9)	$38.1

      The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2001	2000

	(Unaudited)
Foreign currency translation adjustments	$(13.1)	$(10.5)
Deferred losses on interest rate hedges	(79.2)	—

	$(92.3)	$(10.5)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto under Item 1. In addition, reference should be made to the Company’s audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the years ended December 31, 2001 and 2000 as filed with the Securities and Exchange Commission.

Overview

      We rent vehicles on a daily, weekly or monthly basis to leisure and business travelers principally from on-airport or near-airport locations through Alamo and National, and to local customers who need replacement or daily rental vehicles from locations in neighborhood areas through our Alamo Local Market Division. We operate mainly in the United States, Europe and Canada. We generate revenue primarily from vehicle rental charges and the sale of ancillary rental products. Approximately 85% of our rental revenue is derived from vehicle rental charges with the remaining 15% derived from the sale of liability and other accident protection products, fuel usage fees, and customer convenience products including vehicle upgrades, additional or underage driver privileges, infant seat rentals, cellular phone rentals and ski rack rentals.

      Prior to June 30, 2000, we were a wholly owned subsidiary of AutoNation, Inc. (“AutoNation” or “former Parent”). AutoNation announced its intention to separate its automotive rental business from its automotive retail business in August 1999, and in September 1999 announced its intention to distribute its entire interest in us to AutoNation’s stockholders on a tax free basis (the “Distribution”). On May 31, 2000 AutoNation’s board of directors approved the spin-off and set a record date of June 16, 2000 and a distribution date of June 30, 2000. The Distribution occurred on June 30, 2000 at which point we became an independent, publicly owned company. In connection with the Distribution we entered into agreements with AutoNation which provide for the separation of our business from AutoNation’s and govern various interim and ongoing relationships between the companies.

Chapter 11 Proceedings

      On November 13, 2001, ANC Rental Corporation and certain of our direct and indirect U.S. subsidiaries (each, a “Debtor,” and collectively, “Debtors”) filed voluntary petitions under chapter 11 of title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case No. 01-11200 et all., Jointly Administered). The Debtors remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. For example, certain types of capital expenditures, certain sales of assets and certain requests for additional financings will require approval by the Bankruptcy Court. There is no assurance that the Bankruptcy Court will grant any requests for such approvals. Subsequent to the filing of the Chapter 11 petitions, we obtained several Court orders that authorized us to pay certain pre-petition liabilities (such as employee wages and benefits) and take certain actions that will preserve the going concern value of the business, thereby enhancing the prospects of reorganization. Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded.

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

      Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Debtors at the filing date, as well as litigation pending against us, are stayed and other pre-petition contractual obligations may not be enforced against the Debtors. In addition, the Debtors have the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. We have prepared and submitted the schedules setting forth the Debtors’ assets and liabilities as of the date of the petition as reflected in our accounting records. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by creditors and equity holders of the Company.

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

      As a result of the bankruptcy filings and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in our financial statements. The ability of the company to continue as a going concern is dependent upon, among other things, (1) our ability to generate adequate sources of liquidity, (2) our ability to generate sufficient cash from operations, (3) the ability of our subsidiaries that are not included in the Chapter 11 cases to obtain necessary financing, (4) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (5) our ability to achieve profitability following such confirmation. Because we can give no assurance that we can achieve any of the foregoing, there is substantial doubt about our ability to continue as a going concern.

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

Management Changes

      In connection with our restructuring efforts we have made certain changes to our senior management team. Lawrence Ramaekers, a veteran of numerous restructurings and formerly president of National Car Rental, joined us as President and Chief Operating Officer in late 2001. In April 2002, Mr. Ramaekers also became our Chief Executive Officer. Michael Egan, previously our Chief Executive Officer, continues as our non-executive Chairman of the Board. In addition, during 2001 Bill Plamondon, formerly president of Budget Rent-A-Car, was named our Chief Restructuring Officer, and Wayne Moor was named our Senior Vice President and Chief Financial Officer. Also, in the second quarter of 2002, we announced that Travis Tanner would assume the role of Senior Vice President, Sales and Marketing. We are confident that our senior management team has the experience and industry knowledge to lead us during our reorganization.

Restructuring Efforts

      In an effort to return us to profitability, we are implementing a series of restructuring plans designed to improve the quality of customer service while lowering costs to deliver such service. The restructuring plans can be classified into the following categories:

Airport Location Consolidation

      At most major airports in the United States, we operate Alamo and National as stand-alone rental facilities. During 2002, we plan to consolidate up to 144 separately branded locations throughout the United States into a maximum of seventy-two dual branded locations. We believe that by consolidating operations into one dual branded facility we will be able to lower operating costs and improve vehicle utilization, lower personnel expense, and incur less rent expense. We plan to complete the facility consolidation program by December 2002. We will amortize the net book value of the assets relative to the closure of these facilities on a straight-line basis over the expected remaining useful life of ten months. We estimate the excess depreciation charge will approximate $3.1 million per month beginning in March 2002. Due to material uncertainties, negotiations with third parties, and the legal challenges of certain competitors, it is not possible to predict the length of time it will take to complete each location consolidation or whether all of the anticipated consolidations will occur as planned. As such, we may need to change the estimate of an assets’ remaining useful life and revise depreciation policies on a prospective basis.

Combining Information Technology Systems

      We currently operate two separate and distinct information technology systems. During 2002, we plan to migrate to one information system and abandon the other. We believe that by combining information technology onto the existing Alamo legacy operating system cost savings can be achieved. Additional benefits of migrating to the Alamo legacy system are expected to include a reduction of support staff, elimination of duplicative system infrastructures, improved operational efficiency, lower cost of training, and standardization across the organization. The migration to one information technology system is not without significant risks, including, but not limited to, temporary loss of business functionality, questions regarding the scalability of existing infrastructure, and the need for coordination with other third party vendors to accept system changes. We will amortize the remaining net book value of assets related to the abandoned system on a straight-line basis over the expected remaining useful life of twelve months. We estimate the excess depreciation charges will approximate $10.0 million per month beginning January 1, 2002.

Changes in Licensee Operations

      The Company intends to modify its current licensee structure by entering into new “dual branded” licensing agreements that will include but are not limited to (1) selling or transferring ownership of certain Alamo locations in existing National licensee markets to the current National licensee, (2) increasing our current royalty rate charged to our franchisee base, and (3) licensing our Alamo locations to current National licensees in those markets where an Alamo location currently does not exist.

Closure of Alamo Local Market Locations

      In the first quarter of 2002, we closed approximately 182 unprofitable locations. Costs incurred relative to these closures approximated $5.6 million, and primarily related to disposition of fleet impaired assets and accruals for rent and severance.

Consolidated Results of Operations

      A summary of our operating results is as follows for the periods indicated (in millions except for the statistical amounts as noted):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2001	%	2000	%	2001	%	2000	%

Revenue	$908.3	100.0%	$1,003.8	100.0%	$2,527.9	100.0%	$2,721.8	100.0%
Direct operating costs	378.5	41.6	360.4	35.9	1,069.7	42.2	1,061.6	39.0
Vehicle depreciation, net	295.8	32.6	279.5	27.9	808.5	32.0	748.5	27.5
Selling, general and administration	179.4	19.8	163.9	16.3	499.9	19.8	532.7	19.6
Severance/transition cost	—	—	2.0	0.2	2.0	0.1	15.7	0.6
Impairment of intangible assets	210.8	23.2	—	—	210.8	8.3	—	—
Amortization of intangible assets	2.5	0.3	2.5	0.3	7.5	0.3	7.50	0.3
Interest income	(1.6)	(0.2)	(2.6)	(0.3)	(4.8)	(0.2)	(3.2)	(0.1)
Interest expense	87.9	9.7	114.3	11.4	269.7	10.7	287.1	10.5
Other expense, net	5.0	0.5	0.1	—	10.8	0.5	3.0	0.1

Income (loss) before income taxes	$(250.0)	(27.5)%	$83.7	8.3%	$(346.2)	(13.7)%	$68.9	2.5%

Key Statistics
Revenue per day	$35.77		$36.35		$35.67		$36.35
Charge days (in millions)	25.0		27.2		69.9		73.8
Average fleet	339,576		362,312		327,142		337,270
Fleet utilization	80.2%		81.6%		78.2%		79.8%

Revenue

      Revenue was $908.3 million for the three months ended September 30, 2001, and $1,003.8 million for the three months ended September 30, 2000. The decrease in revenue of $95.5 million or 9.5% is primarily due to lower charge day volume of 7.9% or $78.8 million, lower revenue per day of 1.2% or $11.9 million, the unfavorable effects of foreign exchange movements of 0.3% or $2.6 million and lower licensee and other revenue of 0.2% or $2.2 million.

      The decline in charge day volume for the three months ended September 30, 2001 as compared to the same period in the prior year approximated 2.2 million days. The declines were realized in North America with the Alamo brand declining 1.4 million days and the National brand declining 1.2 million days. The declines were the result of an already weak economy restricting commercial and tour travel, further compounded by the terrorist events of September 11. Slight increases in charge days were realized in both our International and Alamo Local Market divisions.

      Revenue was $2,527.9 million for the nine months ended September 30, 2001, and $2,721.8 million for the nine months ended September 30, 2000. The decrease in revenue of $193.9 million or 7.1% was primarily due to lower charge day volume of 5.2% or $140.8 million, lower revenue per day of 1.1% or $30.0 million, the unfavorable effects of foreign exchange movements of 0.6% or $17.2 million and lower licensee and other revenue of 0.2% or $5.9 million.

      The decline in charge day volume for the nine months ended September 30, 2001 as compared to the same period in the prior year approximated 3.9 million days. The majority of the declines were realized in North America with Alamo declining by 2.1 million days and National declining 2.0 million days. The decrease in charge day volumes in North America was the result of issues previously discussed. Increases in charge days internationally were offset by declines realized at our Alamo Local Market brand.

      The declines in revenue per day for the three and nine months ended September 30, 2001 as compared to the same period in the prior year are the result of a weakening economy and an extremely competitive pricing environment in the domestic airport market.

      Following the events of September 11, 2001 there has been a significant decline in air travel and related car rentals at airports worldwide, particularly in the U.S. We cannot accurately predict the extent or duration of the decline in air travel. Approximately ninety percentage of the Company’s revenue is derived from airport locations and therefore a continued decline in air travel may have a material adverse effect on our financial position and results of operations.

     Direct operating costs

      Direct operating costs include costs specifically related to the operation and maintenance of the fleet such as field personnel, facility costs and variable transaction costs including, but not limited to, insurance, agency fees, and fuel. Direct operating costs were $378.5 million for the three months ended September 30, 2001 and $360.4 million for the three months ended September 30, 2000. As a percentage of revenue, direct operating costs were 41.6% for the three months ended September 30, 2001 and 35.9% for the three months ended September 30, 2000.

      Direct operating costs increased by $18.1 million or 5.0% during the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Fleet operating expenses increased approximately $14.2 million due to increased fleet damages and turn-back costs, fleet transportation costs, and related personnel expenses. These increases are the result of reducing fleet levels beyond those of the prior year to meet lower forecasted demand. Fleet operating expenses were also adversely impacted by the terrorist events of September 11. As a result of September 11, we experienced a high level of one-way rentals. As such, we realized higher than normal fleet operating costs as we incurred additional expenses to reclaim the displaced fleet. Facility and facility maintenance increased approximately $7.3 million due to increased rent, the result of our sale and leaseback transactions, as well as increased facility operating costs. Other direct operating cost increases approximated $1.7 million. Offsetting these increases were lower variable transaction costs of approximately $3.9 million, the result of lower overall charge day volumes during the period as well as the benefits of foreign exchange rate movements, which lowered our costs by approximately $1.2 million.

      Direct operating costs were $1,069.7 million for the nine months ended September 30, 2001 and $1,061.6 million for the nine months ended September 30, 2000. As a percentage of revenue, direct operating costs were 42.2% for the nine months ended September 30, 2001 and 39.0% for the nine months ended September 30, 2000. Direct operating costs increased approximately $8.1 million or 0.8%. Fleet operating expenses increased approximately $21.0 million due to increased fleet damages, turn-back costs and fleet transportation costs. These increases are attributable to the same factors as previously discussed. Facility and facility maintenance increased approximately $14.8 million for the same reasons previously discussed. Offsetting these increases were lower personnel costs of approximately $11.4 million due to our cost reduction programs in the first half of the year, and lower variable transaction costs of approximately $7.7 million, the result of lower overall charge day volumes during the period. The benefits of foreign exchange rate movements lowered our costs by approximately $8.6 million.

     Vehicle depreciation

      Vehicle depreciation includes vehicle depreciation, net of manufacturer incentives, and gains and losses on vehicle sales in the ordinary course of business. Vehicle depreciation was $295.8 million for the three months ended September 30, 2001 and $279.5 million for the three months ended September 30, 2000. As a percent of revenue, vehicle depreciation was 32.6% for the three months ended September 30, 2001 and 27.9% for the three months ended September 30, 2000.

      The increase in vehicle depreciation of $16.3 million is primarily due to increased depreciation rates partially offset by lower average fleet size on a year over year basis. The increase in depreciation rates of approximately $39.1 million is primarily due to higher vehicle acquisition costs coupled with changes in the mix of our fleet, as well as provisions incurred relative to the disposition of our “at-risk” vehicles. Offsetting these increases were the benefits of a decreasing fleet size, which lowered our costs by approximately $22.3 million, as well as the benefits of foreign exchange rate movements, which lowered our costs by approximately $0.5 million.

      Vehicle depreciation was $808.5 million for the nine months ended September 30, 2001 and $748.5 million for the nine months ended September 30, 2000. As a percent of revenue vehicle depreciation was 32.0% for the nine months ended September 30, 2001 and 27.5% for the nine months ended September 30, 2000. The increase in vehicle depreciation of $60.0 million is primarily due to reasons previously discussed. Higher vehicle acquisition costs, changes in the mix of our fleet, and provisions incurred relative to the disposition of vehicles served to increase vehicle depreciation by approximately $102.7 million. Offsetting these increases were the benefits of a decreasing fleet size, which lowered our costs by approximately $39.3 million, as well as the benefits of foreign exchange rate movements, which lowered our costs by approximately $3.4 million.

     Selling, general and administrative

      Selling, general and administrative expenses were $179.4 million for the three months ended September 30, 2001 and $163.9 million for the three months ended September 30, 2000. As a percentage of revenue, selling, general and administrative expenses were 19.8% for the three months ended September 30, 2001 and 16.3% for the three months ended September 30, 2000. The increase in selling, general and administrative expenses of $15.5 million is a result of increased advertising and selling expenses approximating $7.1 million due to increased spending as a percentage of revenue in order to maintain market share. The balance of the increase is primarily due to increases in professional fees, consulting costs and other expenses, including the favorable effects of foreign exchange of $0.5 million.

      Selling, general and administrative expenses were $499.9 million for the nine months ended September 30, 2001 and $532.7 million for the nine months ended September 30, 2000. As a percentage of revenue selling, general and administrative expenses were 19.8% for the nine months ended September 30, 2001 and 19.6% for the nine months ended September 30, 2000. The decrease in selling, general and administrative expenses of $32.8 million was due to lower variable selling costs of approximately $10.6 million, the result of lower overall charge day volumes during the period. Reduced marketing, advertising spending and general overhead spending in the first half of the year approximating $18.9 million. The benefits of foreign exchange rate movements lowered our costs by approximately $3.3 million.

     Impairment of intangible assets

      During the quarter ended September 30, 2001 we recognized a charge of $210.8 million related to the impairment of intangible assets. As a result of significant adverse changes in the business environment, current operating cash flow losses and projected operating cash flow losses for the foreseeable future we believe certain intangible assets were no longer realizable and were impaired. See Note 7 to Condensed Consolidated General Statements contained elsewhere herein.

     Severance/transition cost

      During the first quarter of 2001, as part of a cost reduction plan, we reduced our workforce by more than 700 people with a total anticipated annual expense reduction of approximately $25.0 million. The severance related to those terminations was $2.0 million.

      Transition costs were $15.7 million for the nine months ended September 30, 2000. These costs related to our fourth quarter 1999 restructuring plan, and were not previously accruable as part of the 1999 charge.

Interest income

      Interest income was $1.6 million for the three months ended September 30, 2001 and $2.6 million for the three months ended September 30, 2000. Interest income was $4.8 million for the nine months ended September 30, 2001 and $3.2 million for the nine months ended September 30, 2000. The decrease in interest income for the quarter is due primarily to an overall lower invested cash balance coupled with lower interest rates. The increase in interest income for the year to date period is due primarily to an overall higher invested cash balance.

Interest expense

      Interest expense for the periods indicated comprised (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Vehicle interest expense	$73.6	$97.2	$221.7	$263.0
Non-vehicle interest expense	14.3	17.1	48.0	24.1

	$87.9	$114.3	$269.7	$287.1

      The decrease in vehicle interest expense is due to lower average vehicle debt outstanding for the comparative period coupled with lower weighted average interest rates. The decrease in non-vehicle interest expense for the comparative three month period is due to the full amortization of fees related to our interim facility in the second quarter of 2001 offset by higher interest expense on the interim term loan, the supplemental secured term loan and amortization of a note discount. The increase in non-vehicle interest expense for the comparative nine month period is due primarily to interest and debt issue costs related to our interim financing and our revolving credit facilities. Amortization of debt issue costs relative to these facilities approximated $1.7 million for the three months ended September 30, 2001 and $13.6 million for the nine months ended September 30, 2001.

Other expense, net

      The components of other (income) expense, net are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Fair value adjustment on interest rate hedges	$—	$—	$2.3	$—
Loss on sale and leaseback transactions	—	—	4.2	—
Other expenses, net	5.0	0.1	4.3	3.0

	$5.0	$0.1	$10.8	$3.0

      Effective January 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. For additional information regarding the adoption of SFAS 133 please refer to Note 14 of our Notes to Condensed Consolidated Financial Statements. The effect of applying these new standards for the nine months ended September 30, 2001 was a mark-to-market loss of $2.3 million. The amounts recognized related to the changes in fair market value of the time value component of our stand-alone caps.

      As a result of weak operating performance and resulting declines in operating cash flow we required additional liquidity to meet projected working capital needs. During the second quarter of 2001, we completed our previously announced program of sale and leaseback transactions. Completed sales yielded net proceeds of approximately $110.3 million. The leases, with terms of not less than 20 years, are treated as operating leases, and will result in approximately $3.0 million per quarter of incremental rent expense over and above the amounts incurred during 2000. Gains realized on the sale of the properties have been deferred and are being recognized over the life of the respective leases. Losses recognized currently in earnings approximated $4.2 million for the nine months ended September 30, 2001. Deferred transaction gains that will amortize over the life of the leases approximated $34.1 million of which $33.3 million remained as of September 30, 2001.

      Other expense, net was $5.0 million for the three months ended September 30, 2001 and $0.1 million for the three months ended September 30, 2000. Other expense, net was $4.3 million for the nine months ended

September 30, 2001 and $3.0 million for the nine months ended September 30, 2000. The increase is due to the higher spending on legal and bank fees to amend our various credit facilities.

     Provision/ Benefit for income taxes

      The provision for income taxes was $131.5 million for the three months ended September 30, 2001 and $32.7 million for the three months ended September 30, 2000. The provision for income taxes was $99.0 million for the nine months ended September 30, 2001 and $26.9 million for the nine months ended September 30, 2000. During the third quarter of 2001 we recognized a charge of $131.5 million related to the establishment of a valuation allowance for certain tax benefits, net operating loss carry-forwards and a reversal of losses benefited in the first and second quarters of 2001. As a result of significant adverse changes in the present business environment, current operating cash flow losses and projected operating cash flow losses for the foreseeable future, management believes that it was more likely than not that the tax assets were no longer realizable.

     Restructuring and other charges

      During the fourth quarter of 1999, the Company approved and announced plans to significantly restructure its operations, which resulted in a pre-tax restructuring charge of $40.5 million. The restructuring plan included provisions for the consolidation of the North American headquarters, headcount reductions, and the closure of certain marginally profitable or unprofitable domestic and international locations, as well as the reduction of fleet. At September 30, 2001, $5.1 million remained accrued relative to the 1999 plan, with most of the remaining accruals being for continuing lease obligations. During the quarter excess severance and rent accruals of approximately $1.4 million were reversed. Separately, we increased provisions for certain lease commitments by approximately $1.4 million due to a reduction in expected sub-let income. We charged $0.4 million to these reserves during the three month period ended September 30, 2001 and $3.7 million to these reserves during the nine month period ended September 30, 2001. The charges were primarily comprised of severance and rent paid during the period.

Seasonality

      Our business, and particularly the leisure travel market, is highly seasonal. Our third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, we increase our rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could result in a significant decrease in customer volume. The first and fourth quarters for our operations are generally the weakest because there is limited leisure travel and a greater potential for weather conditions, either adverse or unseasonable, to impact our business. Many of our operating expenses such as rent, general insurance and administrative personnel remain fixed throughout the year and cannot be reduced during periods of decreased rental demand. Given the seasonality of our operations, our revenue and variable operating and selling expenses are generally higher in aggregate dollars during the second and third quarters as compared to the first and fourth quarters. In addition, in part due to seasonality, our cost of operations as a percentage of revenue is generally higher during the first and fourth quarters as compared to the second and third quarters. Charge day volumes have not fully returned to pre-September 11 levels, and, as a result, prior performance may not be an indication of future seasonal results.

     Third Quarter 2001 versus Second Quarter 2001

      A summary of our quarterly operating results is as follows for the periods indicated (in millions except for statistical amounts as noted):

	Three months ended

	September 30,		June 30,
	2001	%	2001	%

Revenue	$908.3	100.0%	$850.6	100.0%
Direct operating costs	378.5	41.6	354.9	41.6
Vehicle depreciation, net	295.8	32.6	271.1	31.9
Selling, general and administrative	179.4	19.8	162.7	19.1
Impairment of intangible assets	210.8	23.2	—	—
Amortization of intangible assets	2.5	0.3	2.5	0.3
Interest income	(1.6)	(0.2)	(1.9)	(0.2)
Interest expense	87.9	9.7	92.3	10.9
Other (income) expense, net	5.0	0.5	(0.5)	—

Loss before income taxes	$(250.0)	(27.5)%	$(30.5)	(3.6)%

Key Statistics
Revenue per day	$35.77		$35.54
Charge days (in millions)	25.0		23.6
Average fleet	339,576		337,388
Fleet utilization	80.2%		76.9%

      Our third quarter is historically a stronger revenue period than the second quarter. As such, revenue increased $57.7 million or 6.8% in the third quarter as compared to the second quarter 2001. The increase in revenue is primarily driven by an increase in rental volume of 6.0% coupled with an increase in pricing of 0.7%. Our third and fourth quarters were adversely impacted by the events of September 11. These events will continue to adversely impact our volume for the foreseeable future. For example, during the two month period ended August 31, 2001 charge day volume was approximately 9% below the prior year. In contrast during our fourth quarter, charge day volume was 20% below the prior year.

      Direct operating costs increased $23.7 million during the quarter ended September 30, 2001 compared to the quarter ended June 30, 2001 due to increases in variable transaction costs, field personnel costs, and facility costs. These increases were primarily the result of increased rental volume coupled with increased fleet damages, turn-back costs, and fleet transportation costs related to the efforts of decreasing fleet size and reclaiming displaced fleet.

      Vehicle depreciation increased $24.7 million during the quarter ended September 30, 2001 compared to the quarter ended June 30, 2001 primarily due to the increase of fleet to meet seasonal demand as well as higher vehicle acquisition costs coupled with changes in the mix of our fleet, and provisions incurred relative to the disposition of vehicles.

      Selling, general and administrative costs increased $16.7 million during the quarter ended September 30, 2001 compared to the quarter ended June 30, 2001 primarily due to higher variable selling costs, the result of higher overall charge day volume and increased marketing and advertising spending.

      Interest expense components are as follows for the three month periods indicated (in millions):

	September 30,	June 30,
	2001	2001

Vehicle interest expense	$73.6	$75.7
Non-vehicle interest expense	14.3	16.6

	$87.9	$92.3

      The decrease in vehicle interest expense is due to lower average interest rates in the current period. The decrease in non-vehicle interest expense is due to the full amortization of fees related to the interim facility in the second quarter of 2001 offset by increased interest expense on the interim term loan, the supplemental secured term loan and amortization of a note discount.

Cash Flows

      The following discussion relates to the major components of changes in cash flows for the nine month periods ended September 30, 2001 and 2000.

     Cash Flows from Operating Activities

      Cash used in operating activities was $345.5 million for the nine months ended September 30, 2001, and cash used in operating activities was $488.9 million for the nine months ended September 30, 2000. The decrease in cash used in operating activities in 2001 as compared to 2000 is primarily due to reduced vehicle purchases in order to operate a smaller average fleet, and changes in working capital including lower vehicle manufacturer receivables. The decrease in amounts due from manufacturers is primarily the result of the timing of cash receipts from manufacturers for vehicle dispositions.

     Cash Flows from Investing Activities

      Cash flows provided by investing activities were $85.5 million for the nine months ended September 30, 2001, and cash flows used in investing activities were $5.2 million for the nine months ended September 30, 2000. The increase in cash provided by investing activities, as previously discussed, is due to proceeds from our sale and leaseback transactions. Cash flows used in investing activities for capital additions during the nine months ended September 30, 2001 were $30.8 million and during the nine months ended September 30, 2000 were $68.6 million.

     Cash Flows from Financing Activities

      Cash flows provided by financing activities for the nine months ended September 30, 2001 were $285.5 million, and cash flows provided by financing activities were $506.6 million for the nine months ended September 30, 2000. The decrease in cash flows from financing activities in 2001 as compared to 2000 is primarily due to lower overall net proceeds from fleet and other non-vehicle financings. In addition, in the first half of 2000, we received capital contributions from our former Parent of approximately $204.4 million. Please refer to our discussion on Financial Condition contained within the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

      Our capital structure consists of vehicle debt, non-vehicle debt (also referred to on our balance sheet as “other debt”), and equity contributed to us by our former Parent. Vehicle debt represents the debt programs used to finance our fleet and consists of: (1) commercial paper programs; (2) asset-backed medium-term and auction-rate note programs; and (3) various other committed and uncommitted fleet facilities used to fund our European operations. Our non-vehicle financing consists of: (1) a three-year secured revolving credit facility with one year remaining; (2) a supplemental term note with one year remaining; (3) a six year term loan; (4) notes payable to a vehicle manufacturer; (5) a seller-financed acquisition note payable, which was repaid in February 2002; and (6) various international working capital arrangements related to our European and Canadian operations.

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

      The Debtors’ filing for bankruptcy represented an Event of Default under each of the domestic financing facilities and certain of our international facilities for which the parent company is guarantor. However, in the United States the special purpose financing subsidiaries are not Debtors and have continued making scheduled interest payments to the third party note holders.

      As of November 14, 2001 our commercial paper program was repaid with the proceeds from our liquidity back-up facilities. As of December 31, 2001 borrowings under the liquidity back-up facilities approximated $63.8 million of which all amounts have been subsequently repaid with the proceeds from the sale of vehicles.

      As a result of the Event of Default $175.0 million of medium-term notes were repaid and retired on November 20, 2001. Additionally, the Event of Default triggered provisions in the medium-term note agreements requiring an accelerated repayment of the amounts outstanding. In the fourth quarter, MBIA, our primary debt surety provider, agreed to delay the accelerated repayment provisions. In February 2002, the Bankruptcy Court approved, on a final basis, a fleet financing agreement with MBIA where MBIA allowed for the release of certain restricted funds supporting the MBIA insured outstanding series of medium-term notes for the purchase of new vehicles. The agreement made available up to $1.0 billion of previously frozen funds for the acquisition of new fleet. On May 13, 2002 the agreement expired.

      On May 10, 2002, the Company reached an agreement with MBIA and its creditors to allow the Company to continue to use $2.3 billion of its fleet financing facilities. As such, the Company will be allowed to use proceeds received from the disposition of vehicles financed by these facilities to purchase new vehicles. The agreement is set to expire in September 2002. However, should certain operating or financing criteria be met the agreement will be extended to November 2002. Additionally, the Company issued a $275.0 million variable funding asset-backed note, which at the Company’s option can be increased to $350.0 million. The note will bear interest at a variable rate based upon a spread over LIBOR and is set to expire in September 2002.

      We are currently in discussions with lenders to provide funding for seasonal capacity, maintain existing capacity and replace maturing capacity. However, as a result of the Chapter 11 filing and the Event of Default we cannot provide any assurance that we will be able to obtain the needed funding, or at what interest rate and collateral requirements. Additionally, the Event of Default and Chapter 11 filing has adversely effected the financing facilities of our international operations. In our international operations no facility has been cancelled because of our Chapter 11 filing. However, each lender is reviewing their loans with us. There is no assurance that existing loans will not be cancelled or adversely modified.

     Non-vehicle Debt

      In June 2000, we entered into a three-year secured revolving credit facility with a borrowing base capacity of up to $175.0 million at a floating rate, currently based upon a spread of 2.75% above LIBOR. In the third quarter, we reduced our capacity under this facility to $70.0 million.

      In June 2000 we also entered into a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million and (2) an amount equal to $175.0 million less the borrowing base of the resized $175.0 million secured revolving credit facility. As of April 30, 2002, $63.9 million of letters of credit were secured by the secured revolving credit facility. On its one year maturity date, our $40.0 million supplemental secured revolving credit facility was converted into a term loan maturing on May 31, 2003. Interest on the supplemental secured term loan is payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October.

      On June 30, 2000 we entered into an agreement with a lender for interim financing of $225.0 million in connection with our separation from our former Parent. The initial term of the interim financing was 12 months. We have extended $200.0 million of the interim financing into a six-year term loan, and in accordance with the term of the agreement, upon conversion to the term loan we issued warrants representing approximately 3.7 million shares and paid a fee of $6.0 million. The term loan bears interest at an increasing rate starting at 14.5% as of October 1, 2001 and increases by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed-rate note with a similar maturity. The warrants have a term of 10 years and an exercise price of $0.01 per share. The fair value of the warrants on June 30, 2001, the date of issue, was $11.0 million. The warrants are treated as a note discount, and are being amortized as a component of interest expense, over the term of the refinancing. Upon request of the holder of the notes and warrants we are required to file registration statements with the Securities and Exchange Commission which will register the fixed-rate notes referred to above and the shares of common stock issuable upon the exercise of the warrants. To the extent we do not file these registration statements or they are not declared effective within certain time constraints we will be required to pay penalties. In connection with the consummation of our sale and leaseback transactions, we were obligated to use the proceeds to pay-down the interim financing. However, as part of an amendment to the interim rate facility, the lender agreed that such proceeds could be used for general corporate purposes until September 30, 2001, at which time we would be required to pay-down the interim financing by approximately $70.0 million.

      As of September 30, 2001, we further amended our financing facilities, thus deferring a $70.0 million principal payment until November 30, 2001, and suspended certain financial covenants through November 15, 2001. Concurrent with the amendments we issued additional warrants representing approximately 1.4 million shares of common stock. These warrants also have a term of ten years from their issue date and an exercise price of $0.01 per share. The fair value of the additional warrants on September 30, 2001, the date of issue, was $0.7 million. The fair value of the warrants were recorded as a note discount and are being amortized as a component of interest expense over the term of the note using the effective interest method.

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

      The Debtors’ filing for Chapter 11 represented an Event of Default under each of these financing facilities. Under bankruptcy law, the Debtors’ are not permitted to make scheduled principal and interest payments unless specifically ordered by the Court.

     Surety Bonding

      In the normal course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. To date, we have satisfied financial responsibility requirements for regulatory agencies and insurance companies by making cash deposits, obtaining surety bonds or by obtaining bank letters of credit. At April 30, 2002, we had outstanding surety bonds of approximately $140.1 million, the majority of which expire during 2002. Because of our financial performance and a difficult surety market we provided our principle surety provider a security interest in certain of our assets. Continued losses will adversely affect our financial condition and our ability to maintain or renew these surety bonds. In addition, we cannot assure you that our primary surety provider will continue to consent to maintaining these surety bonds or provide new bonds or renew existing bonds as needed, which could have a material adverse effect on our business, consolidated results of operations and/or our financial condition. In the first quarter of 2002, we have entered into an agreement, approved by the bankruptcy court, with our surety provider to post additional cash collateral in exchange for the commitment of the surety to issue designated surety bonds for the remainder of 2002. As of March 31, 2002 we have deposited $6.0 million with our surety provider and we may be required under the provisions of our agreement to deposit up to an additional $12.0 million.

     Financing Requirement

      As previously discussed we are operating certain of our domestic operating subsidiaries under Bankruptcy protection. The protection enabled us to accumulate cash by not paying our obligations timely and deferring, pursuant to the Bankruptcy Code, two of our depreciation payments on our fleet. For the first half of 2002, we expect that our current liquidity needs can be financed through operating cash flow.

      In addition, we have been engaged in investigating, and are continuing to pursue, strategic alternatives to maximize stakeholder value and strengthen our financial condition. We have engaged investment advisors to assist us in evaluating these options. Separately, we are planning a reorganization, which we will file with the Bankruptcy Court.

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

Forward-Looking Statements

      Certain statements and information included in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. In addition, from time to time we or our representatives may make forward-looking statements orally or in writing. Furthermore, such forward-looking statements may be included in our filings with the Securities and Exchange Commission or press or oral statements made by or with the approval of one of our executive officers. Forward-looking statements in this Form 10-Q include, among others, statements regarding:

•	our ability to execute our restructuring plans and achieve the desire financial results and cost savings;

•	our ability to obtain credit facilities, surety bonds, letters of credit and other services and the costs and other financial terms of these facilities and services and our ability to refinance existing indebtedness;

•	the continue growth of demand for our rental vehicles and our ability to adjust the size of our fleet to meet demand;

•	our ability to successfully emerge from Chapter 11;

•	our ability to achieve operating leverage and economics of scale in our business;

•	our ability to consolidate our brands at our airport locations;

•	our ability to consolidate our information technology systems;

•	our ability to achieve cost savings through the consolidation of our business in certain areas; and

•	our ability to generate cash flow from operations.

      These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among other things:

•	uncertainties related to our Chapter 11 proceedings;

•	our ability to obtain adequate financing and our ability to refinance existing indebtedness;

•	our substantial debt;

•	risks that our operating losses may continue;

•	risks relating to our reliance on our primary surety provider;

•	the impact of competition in the automotive rental industry;

•	the seasonal nature of our business;

•	the effects of decreases in air travel;

•	the effects of terrorism on our business;

•	increases in fuel costs or reduced fuel supplies and their effects on air travel;

•	the continued availability of repurchase programs, the ability of manufacturers to fulfill their obligations under these programs and the increasing cost of our vehicle fleet;

•	a percentage of our rental fleet is subject to residual value risk upon disposition;

•	risks relating to our dependence on General Motors as our principal vehicle supplier;

•	risks relating to our reliance on asset-backed financing and the risk to our business of an increase in interest rates;

•	the adoption of federal, state or local regulations including those that restrict our ability to sell optional products;

•	potential legal challenges by our competitors and/or franchisees to parts of our restructuring plan; and

•	problems that may arise as a result of the consolidation of our brands at airport locations.

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

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 141, Business Combinations, which supercedes Accounting Principles Board (APB) Opinion No 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that completed after June 30, 2001. At this time, the Statement will not have an impact on our consolidated financial statements.

      In June 2001, FASB also released Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets which supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 is effective for the Company beginning January 1, 2002 and as a result we will cease amortizing intangible assets and we may recognize an impairment charge in 2002.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to disposal of a segment of a business contained in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for which control is likely to be temporary. This standard had no effect on the Company’s consolidated financial statements upon adoption.

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

      The tables below provide information about our market sensitive financial instruments and constitute “forward-looking statements.” All items described are non-trading.

      Our major market risk exposure is changing interest rates, primarily in the United States. Due to our limited foreign operations, we do not have material market risk exposures relative to changes in foreign exchange rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We use interest rate derivatives to adjust interest rate exposures when appropriate, based upon market conditions. These derivatives consist of interest rate caps and floors which we enter into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We use variable to fixed interest rate caps and floors to manage the impact of interest rate changes on our variable rate debt. Maturity dates for variable rate debt caps and floors are based upon contractual maturity dates. Average rates under interest rate caps and floors are based upon contractual rates.

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

	Expected Maturity Date							Fair Value
								September 30,
September 30, 2001:	2001	2002	2003	2004	2005	Thereafter	Total	2001

	(In millions)
Asset/(Liability)
Variable rate debt	$546.7	$498.7	$540.0	$1,000.0	$300.0	$310.9	$3,196.3	$3,196.3
Average interest rates	3.91%	3.47%	3.67%	3.30%	3.30%	3.65%	—	—
Interest rate caps	312.4	458.0	500.0	1,000.0	300.0	310.9	2,881.3	12.4
Average rate	6.98%	5.73%	7.30%	6.71%	7.74%	7.77%	—	—
Interest rate floors	—	—	500.0	300.0	—	—	800.0	(73.0)
Average rate	—	—	7.30%	6.26%	—	—	—	—

	Expected Maturity Date							Fair Value
								December 31,
December 31, 2000:	2001	2002	2003	2004	2005	Thereafter	Total	2000

	(In millions)
Asset/(Liability)
Variable rate debt	$760.0	$595.6	$500.0	$700.0	$—	$—	$2,555.6	$2,555.6
Average interest rates	6.73%	6.98%	6.90%	6.94%	—	—	—	—
Interest rate caps	—	550.0	500.0	700.0	—	—	1,750.0	24.7
Average rate	—	5.73%	7.30%	6.26%	—	—	—	—
Interest rate floors	—	—	500.0	300.0	—	—	800.0	(34.0)
Average rate	—	—	7.30%	6.26%	—	—	—	—

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      On November 13, 2001, ANC Rental Corporation and certain of its direct and indirect U.S. subsidiaries (each, a “Debtor,” and collectively, “Debtors”) filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case No. 01 – 11200 et al., Jointly Administered). The Debtors remain in possession of their assets and properties, continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code.

Item 2.     Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.     Defaults Upon Senior Securities

      On November 13, 2001, ANC Rental Corporation and certain of its direct and indirect U.S. subsidiaries (each, a “Debtor,” and collectively, “Debtors”) filed voluntary petitions under chapter 11 of title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case No. 01 – 11200 et al., Jointly Administered). The Debtors remain in possession of their assets and properties, continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. The Debtors’ filing for Chapter 11 represented an Event of Default under each of the Debtor’s financing facilities. Under bankruptcy law, the Debtors are not permitted to make scheduled principal and interest payments unless specifically ordered by the Court.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

4.1	Collateral Agreement, dated as of August 20, 2001, among ANC Rental Corporation, certain of its Subsidiaries, Wilmington Trust Company as Trustee, Liberty Mutual Insurance Company, as Surety, and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.45 to ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001).
4.2	Trust Agreement, dated as of August 30, 2001, among ANC Rental Corporation, certain of its Subsidiaries, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.46 to ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001).
4.3	Agreement, dated as of August 30, 2001, among ANC Rental Corporation and Liberty Mutual Insurance Company. (incorporated by reference to Exhibit 4.47 to ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001).
4.4	Surety Bond Guarantee and Assumption Agreement, dated as of August 30, 2001, by certain subsidiaries of ANC Rental Corporation and AutoNation, Inc. (incorporated by reference to Exhibit 4.48 to ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001).
4.5	First Amendment, dated as of August 30, 2001, to Reimbursement Agreement, dated as of June 30, 2000, between ANC Rental Corporation and AutoNation, Inc. (incorporated by reference to Exhibit 4.49 to ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001).

Exhibit
Number	Description

4.6	Fifteenth Amendment, dated as of August 30, 2001, to the Amended and Restated Senior Loan Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.50 to ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001).
4.7	Fourth Amendment, dated as of September 28, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers, Inc. and Lehman Commercial Paper Inc. Banker Trust Company and Congress Financial Corporation (Florida) (incorporated by reference to Exhibit 4.51 to ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001).
4.8	Fourth Amendment, dated as of September 28, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers, Inc. and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.52 to ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001).
4.9	Sixteenth Amendment, dated as of September 28, 2001 to the Amended and Restated Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.53 to ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001).
4.10	Warrant Agreement dated as of September 28, 2001 between ANC Rental Corporation, and The Bank of New York. (incorporated by reference to Exhibit 4.54 to ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001).
4.11	Registration Rights Agreement, dated as of September 28, 2001, among ANC Rental Corporation and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.55 to ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001).
4.12	Warrant Agreement dated as of September 28, 2001 between ANC Rental Corporation, and The Bank of New York. (incorporated by reference to Exhibit 4.56 to ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001).
4.13	Indenture, dated as of September 28, 2001, among ANC Rental Corporation, certain of its subsidiaries, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.57 to ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001).
99.1	Risk factors as disclosed in ANC Rental Corporation’s Form 10-K for the year ended December 31, 2001.

(b) Reports on Form 8-K.

      Form 8-K, dated August 2, 2001 (filed August 2, 2001), Item 9, reporting ANC Rental Corporation’s results for the three and six months ended June 30, 2001 and 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 21, 2002	ANC RENTAL CORPORATION

By: /s/ WAYNE MOOR Wayne Moor Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)