Form 10-Q
period 2002-06-30
ANC RENTAL CORP
filed 2003-03-18
CIK 1097523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒          (#2)          No     ☒          (#1)

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐          No     ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of February 28, 2003, the registrant had outstanding 45,296,139 shares of Common Stock, par value $0.01 per share.

ANC RENTAL CORPORATION

(Debtors-In-Possession as of November 13, 2001)

i

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

ANC RENTAL CORPORATION

(Debtors-In-Possession as of November 13, 2001)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions except share and per share amounts)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$153.5	$320.2
Restricted cash and cash equivalents	378.0	1,310.0
Receivables, net	321.7	371.4
Prepaid expenses	56.7	48.3
Vehicles, net	3,183.1	3,105.6
Property and equipment, net	327.2	445.4
Goodwill, net	20.9	127.1
Other assets	95.3	90.3

Total assets	$4,536.4	$5,818.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$204.7	$91.7
Accrued liabilities	244.6	229.4
Insurance reserves	105.2	62.3
Vehicle debt	2,746.3	3,977.8
Other debt	274.3	247.3
Deferred income taxes	253.7	253.7
Other liabilities	313.3	199.0
Liabilities subject to compromise	519.2	535.9

Total liabilities	4,661.3	5,597.1
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 250,000,000 shares authorized; 45,296,139 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	0.5	0.5
Additional paid-in capital	907.6	907.6
Accumulated deficit	(962.6)	(599.7)
Accumulated other comprehensive loss	(70.4)	(87.2)

Total shareholder’s equity (deficit)	(124.9)	221.2

Total liabilities and shareholders’ equity (deficit)	$4,536.4	$5,818.3

The accompanying notes are an integral part of these statements.

ANC RENTAL CORPORATION

(Debtors-In-Possession as of November 13, 2001)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share amounts)

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$656.5	$850.6	$1,256.1	$1,619.6
Expenses:
Direct operating costs	294.0	354.9	587.4	691.0
Vehicle depreciation, net	218.1	271.1	413.5	512.7
Selling, general, and administrative	137.2	162.7	277.4	322.5
Transition and reorganization expenses	63.7	—	115.3	—
Amortization of intangible assets	—	2.5	—	5.0
Interest income	(1.2)	(1.9)	(2.6)	(3.2)
Interest expense	48.5	92.3	96.1	181.9
Other expense, net	13.5	(0.5)	25.7	5.9

Loss before income taxes	(117.3)	(30.5)	(256.7)	(96.2)
Benefit for income taxes	—	(6.9)	—	(32.5)

Net loss before cumulative effect of change in accounting principles	(117.3)	(23.6)	(256.7)	(63.7)
Cumulative effect of change in accounting principles, net of provision for income taxes of $0 in 2002 and $4.5 in 2001	—	—	(106.2)	7.1

Net loss	$(117.3)	$(23.6)	$(362.9)	$(56.6)

Basic and diluted loss per share before cumulative effect of change in accounting principles	$(2.59)	$(0.52)	$(5.67)	$(1.41)
Basic and diluted loss per share	$(2.59)	$(0.52)	$(8.01)	$(1.25)
Shares used in computing per share amounts:
Basic and diluted	45.3	45.2	45.3	45.2

The accompanying notes are an integral part of these statements.

ANC RENTAL CORPORATION

(Debtors-In-Possession as of November 13, 2001)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In millions)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Shareholders’
			Paid-In	Accumulated	Income	Equity
	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)

BALANCE AT DECEMBER 31, 2001.	45.3	$0.5	$907.6	$(599.7)	$(87.2)	$221.2
Net loss	—	—	—	(362.9)	—	(362.9)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	8.9	8.9
Changes in fair value of interest rate hedges and reclassification adjustments	—	—	—	—	7.9	7.9

BALANCE AT JUNE 30, 2002 (unaudited)	45.3	$0.5	$907.6	$(962.6)	$(70.4)	$(124.9)

The accompanying notes are an integral part of this statement.

ANC RENTAL CORPORATION

(Debtors-In-Possession as of November 13, 2001)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended
	June 30,

	2002	2001

CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES:
Net loss	$(362.9)	$(56.6)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Cumulative effect of change in accounting principles, net of tax	106.2	(7.1)
Fair value adjustment on interest rate hedges and reclassification adjustments	21.7	2.3
Loss on sale of assets and asset impairments	11.4	4.2
Depreciation and amortization of property and equipment	110.1	39.6
Amortization of intangible assets and debt issue costs	16.3	23.2
Income tax benefit	—	(32.5)
Depreciation of vehicles	413.5	512.7
Purchases of vehicles	(3,606.3)	(4,152.8)
Sales of vehicles	3,096.1	2,792.8
Changes in assets and liabilities, net:
Receivables	49.3	283.4
Prepaid expenses and other assets	(30.2)	(4.0)
Accounts payable and accrued liabilities	168.6	(2.6)
Other liabilities	(4.7)	(3.9)

	(10.9)	(601.3)

CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(9.5)	(22.4)
Proceeds from sale of property and equipment	6.6	113.5

	(2.9)	91.1

CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from vehicle financing	610.8	23,127.7
Payments on vehicle financing	(1,820.7)	(22,593.1)
Decrease (increase) in restricted cash	932.0	(12.6)
Proceeds from issuance of other debt	40.3	275.8
Payments on other debt	(15.5)	(250.8)
Subsidiary limited partner contributions	104.9	60.1
Debt issue costs	(12.2)	(21.1)
Other	7.5	(0.6)

	(152.9)	585.4

Increase (decrease) in cash and cash equivalents	(166.7)	75.2
Cash and cash equivalents at beginning of period	320.2	21.4

Cash and cash equivalents at end of period	$153.5	$96.6

The accompanying notes are an integral part of these statements.

ANC RENTAL CORPORATION

(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions except share data)

1.     INTERIM FINANCIAL STATEMENTS

      On November 13, 2001, ANC Rental Corporation and certain of its direct and indirect U.S. subsidiaries (each, a “Debtor,” and collectively, “Debtors”) filed voluntary petitions under chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court of Delaware (Case No. 01-11200 et al., Jointly Administered).

      The accompanying Condensed Consolidated Financial Statements include the accounts of ANC Rental Corporation and its subsidiaries (the “Company”) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the Condensed Consolidated Financial Statements contain all material adjustments, consisting of only normal recurring adjustments, necessary to fairly state the financial position, the results of operations and cash flows for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Income taxes during these interim periods have been provided based upon the Company’s anticipated annual effective income tax rate. These financial statements have also been prepared in accordance with the AICPA’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of the Company. A certain portion of the liabilities recorded at June 30, 2002 is expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest is no longer accrued on any unsecured and undersecured debt. For the three and six months ended June 30, 2002 such amounts approximated $0.2 million and $0.6 million, respectively.

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

      Basic loss per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method, and common stock purchase warrants, calculated using the if-converted method. As of June 30, 2002 the Company had 5.7 million options outstanding and 5.1 million common stock purchase warrants outstanding, which due to their anti-dilutive nature were not included in the calculation of diluted earnings per share for the three and six month periods ended June 30, 2002 and 2001.

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

2.     OPERATIONS UNDER BANKRUPTCY

      The Debtors remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. The divisions and operations that are not part of the chapter 11 filing relate to international operations, an insurance captive and special purpose vehicle financing entities. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. There is no assurance that the Bankruptcy Court will grant any requests for such approval. Subsequent to the filing of the chapter 11 petitions, the Company obtained several Court orders that authorized it to pay certain pre-petition liabilities and take certain actions to preserve the going concern value of the business, thereby enhancing the prospects of reorganization.

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

      The plan or plans of reorganization, when filed will set forth the means for treating claims, including liabilities subject to compromise and interests in the company. Such means may take a number of different forms. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing interests as a result of the issuance of equity securities to creditors or new investors. Other interests such as certain of the pre-petition insurance reserves may need to be addressed and resolved in the ordinary course of business as a result of needing to maintain mandatory insurance coverage or for other

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compelling business or legal reasons. The Company is in the early stages of formulating a plan of reorganization. The confirmation of any plan or plans of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court. Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Debtors at the filing date are stayed and other pre-petition contractual obligations may not be enforced against the Debtors. The Company notified all known claimants and historical creditors that the Bankruptcy Court established a bar date of January 14, 2003. A bar date is the date by which a claimant, whose claim against the Debtors has been listed different from the amount or status, or omitted from the schedules of liabilities filed by the Debtors with the Bankruptcy Court, must file a claim against the Debtors if the claimant wishes to participate in the chapter 11 case as provided for in any Plan of Reorganization. In addition, the Debtors have the continuing right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these subsequent rejections may file claims with the Bankruptcy Court regardless of the bar date. Any damages resulting from rejection of executory contracts and unexpired leases are treated as unsecured pre-petition claims. It should be noted that the amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under its current organizational structure, the effect of the proceedings on the Company’s businesses or the recovery by creditors and equity holders of the Company.

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

3.     TRANSITION AND REORGANIZATION EXPENSES

      In an effort to return the Company to profitability, management is implementing a series of transition plans designed to improve the quality of customer service while lowering costs to deliver such service. Transition and reorganization expenses for the three months and six months ended June 30, 2002 are as follows (unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2002			June 30, 2002

		Non-			Non-
	Cash	Cash	Total	Cash	Cash	Total

Airport location consolidation	$1.1	$14.2	$15.3	$1.3	$20.8	$22.1
Combining information technology systems	6.7	29.8	36.5	10.2	59.7	69.9
Closure of Alamo Local Market locations	—	0.5	0.5	0.7	4.7	5.4
Professional fees and other	11.4	—	11.4	17.9	—	17.9

	$19.2	$44.5	$63.7	$30.1	$85.2	$115.3

      Relative to its transition and reorganization expense, for the three and six months ended June 30, 2002, the Company has remitted payments of $16.8 million and $22.9 million, respectively.

     Airport Location Consolidation

      As of the date of the bankruptcy filing Alamo and National operated under 140 separate stand-alone concession agreements at seventy airports including most of the major airports in the United States. The Company plans to consolidate as many of these separately branded locations as possible into dual branded locations. The Company believes that by consolidating operations into one dual branded facility it will be able

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to lower operating costs and improve vehicle utilization, lower personnel expense, and reduce rent expense. The Company expects to substantially complete its facility consolidation program during the first six months of 2003. Accordingly, the Company has accelerated the amortization on $32.8 million of assets, which will be abandoned, upon consolidation. The excess depreciation charge due to the accelerated amortization approximated $3.1 million per month through August 2002 at which time the amounts were fully amortized. Due to material uncertainties, and negotiations with third parties, it is not possible to predict the length of time it will take to complete each location consolidation or whether all of the contemplated location consolidations will be completed successfully. As such, the Company may need to change its estimate of assets’ remaining useful lives and revise depreciation policies on a prospective basis. As of December 31, 2002, the Company had dual branded its operations at forty-one of these airports and had received court orders allowing it to dual brand an additional seven airport locations, which it expects to complete in the first half of 2003.

      The Company incurred $15.3 million and $22.1 million in expenses relative to its airport location consolidation project for the three and six months ended June 30, 2002, respectively. For the three and six month periods ended June 30, 2002, the non-cash component was primarily comprised of impairment charges of approximately $4.9 million and $8.3 million, respectively, and excess depreciation of approximately $9.3 million and $12.5 million, respectively.

     Combining Information Technology Systems

      Currently the Company operates two separate and distinct information technology systems, one for each of its Alamo and National brands. During the latter part of 2003, the Company plans to migrate to one information system and abandon the other. The Company believes that, by combining information technology onto the existing Alamo legacy operating system, cost savings can be achieved. Additional benefits of migrating to the Alamo legacy system are expected to include a reduction of support staff, elimination of duplicative system infrastructures, improved operational efficiency, lower cost of training, and standardization across the organization. The migration to one information technology system is not without significant risks including, but not limited to, the ability to successfully migrate onto one system, additional delays in implementation, temporary loss of business functionality, questions regarding the scalability of existing infrastructure and the need for coordination with third party vendors to accept system changes. The Company has accelerated the amortization on $72.9 million of assets at June 30, 2002, which will be abandoned, upon the migration to one system. In the fourth quarter of 2002, the Company revised the information technology system’s estimated useful life and as such, the excess depreciation charge will approximate $2.1 million per month beginning October 2002.

      The Company incurred $36.5 million and $69.9 million in expenses relative to the combining of information technology systems for the three and six months ended June 30, 2002, respectively. The cash component primarily related to external consulting while the non-cash component primarily related to excess depreciation.

     Closure of Alamo Local Market Locations

      During the first half of 2002, the Company closed unprofitable local market locations. Costs incurred relative to these closures approximated $0.5 million and $6.1 million for the three and six months ended June 30, 2002, respectively. Of these amounts $0.5 million and $5.4 million are classified as a transition and reorganization expense in the three and six months ended June 30, 2002, respectively. The charges primarily related to disposition of fleet, impaired assets and accruals for rent and severance.

      During the fourth quarter of 2002, the Company approved and announced a plan to close and abandon its Alamo Local Market Division. The Company has substantially completed its plan of abandonment in the fourth quarter of 2002. The plan included provisions for head count reductions, closure of locations and

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reductions in fleet. Pursuant to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the net assets and operating results of the Company’s Alamo Local Market Division will be classified as a discontinued operation in the fourth quarter of 2002. A summary of operating results relative to Alamo Local Market Division for the periods indicated are as follows (unaudited):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenue	$36.5	$65.7	$83.9	$129.1
Loss before income taxes	(17.3)	(3.7)	(34.2)	(8.5)

     Professional Fees and Other

      The Company incurred professional fees of approximately $11.4 million and $17.9 million for services rendered on behalf of the Company and its creditors for the three and six months ended June 30, 2002, respectively. Separately, the Company has reclassified approximately $0.2 million and $0.5 million of excess interest income to transition and reorganization expense for the three and six months ended June 30, 2002, respectively.

4.	LIABILITIES SUBJECT TO COMPROMISE

      The classification of liabilities subject to compromise is based on currently available information and analysis. As additional information and analysis is completed, or as the Court rules on relevant matters, the classification of amounts in this category may change. Due to the nature of the bankruptcy proceedings the amount of any changes could be significant. Additionally, it is not possible to predict the amount, if any, at which each type of liability will be satisfied.

      The Company has pre-petition liabilities subject to compromise as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Accounts payable	$95.9	$89.6
Unsecured debt	35.0	35.0
Terminated interest rate hedges	82.3	82.3
Insurance reserves	233.5	251.7
Accrued liabilities	44.3	46.9
Other liabilities	28.2	30.4

	$519.2	$535.9

      Certain of the pre-petition insurance reserves may need to be addressed and resolved in the ordinary course of business as a result of needing to maintain mandatory insurance coverage or for other compelling business or legal reasons.

5.	DEBTOR AND NON-DEBTOR CONDENSED CONSOLIDATING BALANCE SHEETS AND CONSOLIDATING STATEMENTS OF OPERATIONS

      The following (unaudited) condensed consolidating statements of Debtors and non-debtors as of June 30, 2002 and for the six months then ended have been prepared assuming continuity of operations, realization of assets and payment of liabilities. The divisions and subsidiaries excluded from the bankruptcy proceedings

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“Non-debtors”) relate to international subsidiaries, an insurance captive and special purpose financing entities.

	Debtors	Non-debtors	Eliminations	Total

Assets
Cash and cash equivalents	$146.3	$7.2	$—	$153.5
Restricted cash and cash equivalents	—	378.0	—	378.0
Receivables, net	148.9	176.4	(3.6)	321.7
Vehicles, net	12.7	3,170.4	—	3,183.1
All other assets	1,227.4	155.7	(883.0)	500.1

Total assets	$1,535.3	$3,887.7	$(886.6)	$4,536.4

Liabilities & Shareholders’ Equity (Deficit)
Accounts payable	$100.2	$104.4	$0.1	$204.7
Accrued liabilities	202.4	45.8	(3.6)	244.6
Vehicle debt	—	2,746.3	—	2,746.3
Other debt	250.7	23.6	—	274.3
Due to/(from) affiliates	224.9	(224.9)	—	—
Liabilities subject to compromise	519.2	—	—	519.2
All other liabilities	373.6	307.9	(9.3)	672.2

Total liabilities	1,671.0	3,003.1	(12.8)	4,661.3
Shareholders’ equity (deficit)	(135.7)	884.6	(873.8)	(124.9)

Total liabilities and shareholders’ equity (deficit)	$1,535.3	$3,887.7	$(886.6)	$4,536.4

	Debtors	Non-debtors	Eliminations	Total

Revenue	$1,057.1	$688.4	$(489.4)	$1,256.1
Operating costs	1,157.7	607.3	(486.7)	1,278.3
Transition and reorganization expenses	115.1	0.2	—	115.3
Interest and other expense	83.4	40.0	(4.2)	119.2
Equity loss (earnings) in investee	71.2	—	(71.2)	—

Income (loss) before income taxes	(370.3)	40.9	72.7	(256.7)

Provision for income taxes	—	5.9	(5.9)	—

Cumulative effect of change in accounting principle	—	(106.2)	—	(106.2)

Net income (loss)	$(370.3)	$(71.2)	$78.6	$(362.9)

6.	RESTRICTED CASH AND CASH EQUIVALENTS

      Restricted cash and cash equivalents consists of amounts held in trust for payment and security under the Company’s vehicle debt programs as well as amounts on deposit for certain insurance claims.

	June 30,	December 31,
	2002	2001

	(Unaudited)
Restricted cash as collateral for vehicle debt	$323.9	$1,262.2
Restricted cash as collateral for certain insurance claims	54.1	47.8

	$378.0	$1,310.0

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Regarding the Company’s international operations, in April 2002, the Company’s United Kingdom subsidiary entered into a fleet finance and working capital facility with third party lenders which allows the operation, for limited periods of time, to use certain vehicle proceeds, usually classified as restricted cash, to support general working capital needs thereby reducing the daily draw of its £20.0 million or approximately $33.0 million working capital facility.

7.	RECEIVABLES

      The components of receivables, net of allowance for doubtful accounts, are as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Trade receivables	$185.8	$185.2
Vehicle manufacturer receivables	74.1	115.5
Other	88.3	95.8

	348.2	396.5
Less: allowance for doubtful accounts	(26.5)	(25.1)

	$321.7	$371.4

8.	VEHICLES

      A summary of vehicles is as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Vehicles	$3,620.2	$3,684.2
Less: accumulated depreciation	(437.1)	(578.6)

	$3,183.1	$3,105.6

9.	PROPERTY AND EQUIPMENT

      A summary of property and equipment is as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Land	$47.1	$50.8
Furniture, fixtures and equipment	420.2	422.8
Buildings and improvements	284.5	300.8

	751.8	774.4
Less: accumulated depreciation and amortization	(424.6)	(329.0)

	$327.2	$445.4

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	OTHER ASSETS

      The components of other assets are as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Deposits	$62.6	$40.9
Debt issue cost, net	19.1	22.3
Interest rate hedges, at fair value	8.7	22.3
Other	4.9	4.8

	$95.3	$90.3

11.	ACCOUNTS PAYABLE

      The components of accounts payable are as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Trade payables	$183.2	$155.2
Vehicle payables	117.4	26.1
Less, amounts currently subject to compromise	(95.9)	(89.6)

	$204.7	$91.7

      Vehicle payables represent amounts to be financed after period end for vehicles acquired under the Company’s vehicle financing programs.

12.	INSURANCE RESERVES

      The components of insurance reserves are as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Auto and general liability	$312.3	$284.3
Other	26.4	29.7
Less, amounts currently subject to compromise	(233.5)	(251.7)

	$105.2	$62.3

      Certain of the pre-petition insurance reserves may need to be addressed and resolved in the ordinary course of business as a result of needing to maintain mandatory insurance coverage or for other compelling business or legal reasons.

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	OTHER LIABILITIES

      Components of other liabilities are as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Minority interest	$246.2	$141.3
Interest rate hedges, at fair value at termination date	82.3	82.3
Deferred gains on property sales	32.0	32.8
Other	63.2	55.4
Less, amounts currently subject to compromise	(110.4)	(112.8)

	$313.3	$199.0

      Minority interest represents the limited partnership interest in a subsidiary of the Company. Minority interest in the subsidiary’s income is included in interest expense and was $1.8 million and $2.0 million for the three months ended June 30, 2002 and 2001, respectively, and $2.9 million and $3.7 million for the six months ended June 30, 2002 and 2001, respectively.

14.	VEHICLE DEBT

      Vehicle debt is as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Bank sponsored liquidity back-up facility secured by eligible vehicle collateral; interest based on U.S. Prime rate; weighted average interest rate of 4.75% at December 31, 2001	$—	$63.8
Auction-rate note program; weighted average interest rate of 3.11% at June 30, 2002; maturities through 2006, net of a $0.2 million and a $0.3 million discount as June 30, 2002 and December 31, 2001, respectively	84.0	222.7
Amounts under various asset-backed medium-term note programs secured by eligible vehicle collateral:
Fixed rate component; weighted average interest rate of 6.02% at June 30, 2002 and 5.94% at December 31, 2001; maturities through 2004	500.0	1,250.0
Floating rate component based on a spread over LIBOR; weighted average interest rate of 2.18% and 2.17% at June 30, 2002 and December 31, 2001, respectively; maturities through 2005	2,075.0	2,350.0
Other committed and uncommitted secured vehicle financings primarily with financing institutions in the United Kingdom; LIBOR based interest rates; weighted average interest rates of 4.78% and 4.09% at June 30, 2002 and December 31, 2001, respectively; maturities through 2003	87.3	91.3

	$2,746.3	$3,977.8

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At June 30, 2002, aggregate expected maturities of vehicle debt were as follows:

2002	$360.9
2003	584.4
2004	1,417.0
2005	300.0
2006	84.0

$2,746.3

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

      In February 2002, the Bankruptcy Court approved, on a final basis, a fleet financing agreement insured by MBIA where MBIA allowed for the release of certain restricted funds supporting the MBIA insured outstanding series of medium-term notes for the purchase of new vehicles. The agreement made available up to $1.0 billion of previously frozen funds for the acquisition of new fleet. On May 10, 2002, the Bankruptcy Court approved, on a final basis, an agreement with MBIA to allow the Company to continue to use $2.3 billion of its fleet financing facilities on a revolving basis. As such, the Company will be allowed to use proceeds received from the disposition of vehicles financed by these facilities to purchase new vehicles. Through a series of court orders the agreement is currently scheduled to expire in March 2003. The Company has filed a motion with the U.S. Bankruptcy court to extend the agreement through June 2003.

      Additionally, the Company issued a $275.0 million variable funding asset-backed note which, in June 2002, the Company amended to allow for borrowings of up to $575.0 million. The note bears interest at a variable rate based upon a spread over LIBOR and was set to expire in September 2002. In August 2002, the Company refinanced the variable funding note with the issuance of $600.0 million of vehicle asset-backed medium-term notes with a term of approximately two years at a floating rate based on a spread over LIBOR. Upon the emergence from chapter 11, the Company may need to refinance these asset-backed medium-term notes. The Company hedged its floating interest rate risk through the purchase of an interest rate cap with a strike price of 6.5%. The Company expects the interest rate cap to be effective in hedging interest rate risk.

      In the fourth quarter of 2002, the Company repaid amounts outstanding under its auction-rate note program.

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	OTHER DEBT

      Other debt is as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Secured revolving credit facility weighted average interest rate of 6.25% at June 30, 2002	$20.2	$—
Supplemental secured term loan at 12.75% at June 30, 2002 and December 31, 2001, matures May 31, 2003	40.0	40.0
Interim financing fixed rate note at 15.5% through June 30, 2002 increasing 0.5% each 90 day period thereafter capped at 18.0%, matures June 30, 2007, net of a $9.5 million and $10.4 million discount at June 30, 2002 and December 31, 2001	190.5	189.6
Notes payable to vehicle manufacturer; weighted average interest rates of 2.63% and 4.26% at June 30, 2002 and December 31, 2001, matures June 2002	35.0	35.0
Notes payable to former owners of acquired business; interest payable using LIBOR based rates; weighted average interest of 5.71% and 6.45% at June 30, 2002 and December 31, 2001, respectively; redeemable at the option of the holder through maturity in 2003	0.1	2.4
Other uncommitted credit facilities and other notes relating to the Company’s international subsidiaries; interest ranging from 4.75% to 8.75%; maturing through 2002	23.5	15.3

	309.3	282.3

Less, amounts considered to be subject to compromise	(35.0)	(35.0)

	$274.3	$247.3

      As of June 30, 2002 aggregate expected maturities of other debt exclusive of note discounts approximating $9.5 million are as follows: $119.1 million in 2002, $60.2 million in 2003 and $130.0 million in 2007. The Debtors’ filing for chapter 11 represented an Event of Default under each of these financing facilities. Under bankruptcy law, the Debtors are not permitted to make scheduled principal and interest payments with respect to their pre-petition debt unless specifically ordered by the Court. As a result of the Company’s filing for chapter 11 it has not made principal payments currently due relative to its debt classified as Other Debt.

      In June 2000, the Company entered into a three-year secured revolving credit facility with a borrowing base capacity of up to $175.0 million at a floating rate, currently based upon a spread of 2.75% above LIBOR. In the third quarter of 2001, the Company reduced its capacity under this facility to $70.0 million of which $63.9 million supported outstanding letters of credit. As of December 31, 2002, $32.7 million of letters of credit were secured by the facility and approximately $29.1 million of letters of credit and fees were drawn on the facility. As a result of the chapter 11 filing, the Company itself is precluded from drawing on this facility. The Company expects that during 2003 substantially all holders of outstanding letters of credit will draw against the facility.

      The Company also entered into a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million and (2) an amount equal to $175.0 million less the borrowing base of the resized $175.0 million secured revolving credit facility. On its one-year maturity date, the $40.0 million supplemental secured revolving credit facility was converted into a term loan maturing on May 31, 2003. Interest on the

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supplemental secured term loan is payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October.

      On June 30, 2000 the Company entered into an agreement with a lender for interim financing of $225.0 million in connection with its separation from its former Parent. The initial term of the interim financing was 12 months. The Company extended $200.0 million of the interim financing into a six-year term loan. In accordance with the terms of the agreement, upon conversion to the term loan the Company issued immediately exercisable warrants representing approximately 3.7 million shares and paid a fee of $6.0 million to the lender. The term loan bears interest at an increasing rate starting at 14.5% as of October 1, 2001 and increases by 50 basis points each 90-day period up to a maximum of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed-rate note with a similar maturity. The warrants have a term of 10 years and an exercise price of $0.01 per share. The fair value of the warrants on June 30, 2001, the date of issue, was $11.0 million. The warrants are treated as a note discount, and are being amortized as a component of interest expense, over the term of the refinancing. Upon request of the holder of the notes and warrants, the Company is required to file registration statements with the Securities and Exchange Commission which register the fixed-rate notes referred to above and the shares of common stock issuable upon the exercise of the warrants. To the extent the Company does not file these registration statements or they are not declared effective within certain time constraints the Company will be required to pay penalties.

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

      As of September 30, 2001, the Company further amended its financing facilities, deferring the $70.0 million principal payment until November 30, 2001, and suspending certain financial covenants through November 15, 2001. Concurrent with the amendments the Company issued additional immediately exercisable warrants representing approximately 1.4 million shares of common stock. These warrants have a term of ten years from their issue date and an exercise price of $0.01 per share. The fair value of the additional warrants on September 30, 2001, the date of issue, was $0.7 million. The fair value of the warrants was recorded as a note discount and is being amortized as a component of interest expense over the term of the note using the effective interest method.

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

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company continues to investigate and pursue strategic alternatives to maximize stakeholder value and strengthen the Company’s financial condition. These strategic alternatives may include the sale or closure of all or part of its business. In connection with these initiatives certain parties engaged in the reorganization or financing of the Company may earn contingent incentives, success or emergence fees. The success fees are to be paid based upon a sliding scale affected by the passage of time and the value realized upon reorganization or sale of the Company. The Company expects these success or emergence fees not to exceed $20.0 million, of which an emergence fee of $12.5 million is payable to the Company’s primary vehicle debt surety provider.

      In March 2002, the Bankruptcy Court approved, on a final basis, a key employee retention plan. The purpose of the plan is to retain certain key employees critical to the near-term success of our restructuring by providing financial incentives and security against unanticipated termination of employment and to incentivize them to maximize stakeholder value. There are three levels of participation in the plan (Tier I, Tier II, and Tier III).

      The Basic Retention (Tier I) is available to all participants in the plan and is payable upon the earlier of June 30, 2003, involuntary termination of employment “other than for cause” or death or “permanent disability,” sale of the company or the consummation by the Bankruptcy Court of a plan of reorganization. The Base Retention approximates fifty percent of the participant’s base salary and is payable in a cumulative lump sum, approximating $7.0 million.

      The Holdback Retention is for Tier II and Tier III participants payable upon a “Triggering Event.” A “Triggering Event” occurs when a plan of reorganization of the Company under chapter 11 is approved by the United States Bankruptcy Court so long as the plan of reorganization is subsequently confirmed by the Bankruptcy Court without material modifications, or the date upon which a motion seeking approval of the sale of all or substantially all of the operating assets of the Company is approved so long as the sale is subsequently consummated without material modifications. The Holdback Retention is paid based upon a sliding scale affected by the passage of time and value realized in the “Triggering Event.”

      In 1997 and 1999 our former Parent engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Until and unless resolved by AutoNation, the Company may still have several liability with AutoNation to the Internal Revenue Service for all transactions that occurred while it was part of AutoNation’s Consolidated Federal tax returns. The Company has included below an excerpt from AutoNation’s current report on Form 8-K as of March 3, 2003 regarding these transactions:

“On March 3, 2003, AutoNation, Inc. (the “Company”) issued a press release announcing that it has reached a settlement with the Internal Revenue Service (“IRS”) with respect to the tax treatment of certain transactions entered into by the Company in 1997 and 1999. The Company (AutoNation) will owe the IRS net aggregate payments of approximately $470 million, including interest. An initial net payment of approximately $350 million will be due in March 2004, and three subsequent payments of approximately $40 million each will be due in March 2005, 2006 and 2007, respectively.”

17.	DERIVATIVES

      In June 1998 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended, became effective for the Company on January 1, 2001. The Company’s derivative instruments qualify for hedge accounting treatment under SFAS 133.

      The major market risk hedged by the Company is the changes in LIBOR-based interest rates. The Company uses interest rate derivatives to adjust interest rate exposures, when appropriate, based upon market

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions. For the year to date period ended June 30, 2002 the Company used stand-alone interest rate caps to manage its floating rate risk.

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

      For the three and six months ended June 30, 2002, the Company neither received proceeds from its stand-alone caps nor made payments under its floors, as these floors were terminated by the counterparty in the fourth quarter of 2001. For the three and six months ended June 30, 2001, the Company reclassified approximately $1.1 million under its caps, and $4.0 million and $5.2 million under its floors, respectively, from accumulated other comprehensive loss to vehicle interest expense, a component of interest expense.

      As a result of the Debtors’ filing for chapter 11 in the fourth quarter of 2001, the counterparty to the interest rate floors terminated their agreement with the Company. As such, the interest rate floors ceased being an effective hedge and the Company will amortize these deferred losses from other accumulated comprehensive income to current earnings over the life of the remaining debt outstanding. Amortization of deferred losses recognized currently in earnings approximated $9.3 million and $0.3 million for the three months ended June 30, 2002 and 2001, respectively and $18.6 million and $0.6 million for the six months ended June 30, 2002 and 2001, respectively. The Company expects amortization of these deferred losses will approximate $35.4 million for the year ended December 31, 2002.

      Certain of the Company’s vehicle financing facilities are amortizing and as such the Company reclassified $1.6 million and $3.1 million of deferred losses on interest rate caps related to these facilities from accumulated other comprehensive loss to current earnings for the three and six months ended June 30, 2002, respectively.

18.	COMPREHENSIVE INCOME (LOSS)

      Comprehensive income includes effects of foreign currency translation and changes in fair value of certain derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the periods indicated are as follows (unaudited):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net loss	$(117.3)	$(23.6)	$(362.9)	$(56.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	10.3	1.1	8.9	(3.7)
Unrealized gains/(losses) and reclassification adjustments on interest rate hedges	2.8	5.2	7.9	(8.8)

Other comprehensive income (loss), net of tax before cumulative effect of change in accounting principle	(104.2)	(17.3)	(346.1)	(69.1)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(14.6)

Comprehensive loss	$(104.2)	$(17.3)	$(346.1)	$(83.7)

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Foreign currency translation adjustments	$(5.2)	$(14.1)
Deferred losses on interest rate hedges	(65.2)	(73.1)

	$(70.4)	$(87.2)

19.	NEW ACCOUNTING PRONOUNCEMENTS

      On June 30, 2001 the FASB finalized and issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. The Company has adopted the provisions of SFAS 141, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

      The provisions of SFAS 142 applied immediately to all acquisitions completed after June 30, 2001. Goodwill and intangible assets with indefinite lives existing at June 30, 2001 were amortized until December 31, 2001. Effective January 1, 2002 such amortization ceased, as companies were required to adopt the new rules on that date, resulting in a $2.5 million and $5.0 million decrease in amortization for the three and six months ended June 30, 2002 compared to the same period in 2001. Net loss for the three and six months ended June 30, 2001, adjusted for the impact of amortization, would have been $21.1 million or $0.47 per share, and $51.6 million or $1.14 per share, respectively. As of January 1, 2002, the Company had approximately $127.1 million of goodwill related to its operations in the United Kingdom. SFAS 142 requires the Company, upon adoption and at least annually, to reassess recoverability of goodwill and intangible assets. The Company, as required, completed the first step of the goodwill transition impairment test as of June 30, 2002, which requires determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. Since the fair value of the reporting unit was less than the carrying value of the net assets, the Company performed step two of the SFAS 142 impairment test, which required the Company to allocate the fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets based on their fair values. Any impairment noted must be recorded at the date of adoption restating first quarter results. Impairment charges that resulted from the application of the above test are recorded as a cumulative effect of change in accounting principle in the first quarter of the year ending December 31, 2002. As such, the Company has recognized an impairment charge of approximately $106.2 million related to its operations in the United Kingdom.

      Effective January 1, 2002, the Company adopted the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effect of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). SFAS 144 established a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows for the quarterly period ended June 30, 2002. However, SFAS 144

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will impact the Company’s financial statements for the discontinued operations of the Alamo Local Market Division. The Alamo Local Market Division has losses before income taxes of $17.3 million and $3.7 million for the three months ended June 30, 2002 and 2001, respectively and $34.2 million and $8.5 million for the six months ended June 30, 2002 and 2001, respectively.

20.	RECENT DEVELOPMENTS (UNAUDITED)

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

      In the third and fourth quarters of 2002, respectively, the Company’s German operating and financing subsidiaries filed for receivership under local law. As such, in the third quarter the Company recorded a $15.8 million impairment charge to reserve its net investment in the German operations.

      As previously discussed, in the fourth quarter of 2002, the Company approved and announced a plan to close and abandon its Alamo Local Market Division. As such the Company will restate its financial statements to reflect its Alamo Local Market Division as a discontinued operation beginning in the fourth quarter of 2002.

      The Company has entered into a loan agreement with a vehicle supplier in an amount not to exceed $62.5 million. In exchange for the lending commitment, the Company committed to purchase a stated number of model year 2004 vehicles from the lender. A portion of the loan is expected to be repaid by forgoing vehicle incentive payments earned during the last half of 2003 and into 2004, should the debt remain outstanding. The Company currently expects to repay any amounts outstanding under the loan before December 30, 2003. However, any amounts outstanding under the agreement on December 30, 2003 will begin to accrue interest at a floating rate based on a spread over LIBOR. Notwithstanding the foregoing, amounts outstanding under the agreement are to be repaid at the earliest of: (i) June 30, 2004; (ii) closing of sale of all or part of the Debtors’ estate; (iii) appointment of a Trustee; (iv) the effective date of a confirmed plan or plans or reorganization; (v) conversion of the Bankruptcy Case to a chapter 7 case; (vi) dismissal of the Bankruptcy Case; (vii) appointment of an examiner to manage the affairs of the Debtor; or (viii) an Event of Default.

      In the first quarter of 2003, the Company has filed a motion regarding the settlement of claims concerning the holder of the Company’s interim financing fixed-rate note. The proposed motion would provide for an allowed secured claim of $180.0 million and an allowed unsecured claim of $25.0 million. The secured claim will accrue interest at 10%, half of which will be paid currently with the remaining half paid upon emergence. As of June 30, 2002 the Company had accrued interest of approximately $27.8 million relative to this facility.

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

Overview

      We rent vehicles on a daily, weekly or monthly basis to leisure and business travelers principally from on-airport or near-airport locations through Alamo and National. We operate mainly in the United States, Europe and Canada. We generate revenue primarily from vehicle rental charges and the sale of ancillary rental products. During 2002, approximately 86% of our rental revenue is derived from vehicle rental charges with the remaining 14% derived from the sale of liability and other accident protection products, fuel usage fees, and customer convenience products including vehicle upgrades, additional or underage driver privileges, infant seat rentals, cellular phone rentals and ski rack rentals

      Prior to June 30, 2000, we were a wholly owned subsidiary of AutoNation, Inc. (“AutoNation” or “former Parent”). AutoNation announced its intention to separate its automotive rental business from its automotive retail business in August 1999, and in September 1999, announced its intention to distribute its entire interest in us to AutoNation’s stockholders on a tax-free basis (the “Distribution”). On May 31, 2000 AutoNation’s board of directors approved the spin-off and set a record date of June 16, 2000 and a distribution date of June 30, 2000. The distribution occurred on June 30, 2000 at which point we became an independent, publicly owned company. In connection with the Distribution we entered into agreements with AutoNation, which provide for the separation of our business from AutoNation’s and govern various interim and ongoing relationships between the companies.

Chapter 11 Proceedings

      On November 13, 2001, ANC Rental Corporation and certain of our direct and indirect U.S. subsidiaries (each, a “Debtor,” and collectively “Debtors”) filed voluntary petitions under chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the district of Delaware (Case No. 01-11200 et al., Jointly Administered). The Debtors remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. For example, certain types of capital expenditures, certain sales of assets and certain requests for additional financings will require approval by the Bankruptcy Court. There is no assurance that the Bankruptcy Court will grant any requests for such approvals. Subsequent to the filing of the chapter 11 petitions, we obtained several court orders that authorized us to pay certain pre-petition liabilities and take certain actions to preserve the going concern value of the business, thereby enhancing the prospects of reorganization. Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. However, as a result of the chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. The Debtors do not include our international operations, our insurance captive and special purpose financing entities.

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

      The plan or plans of reorganization, when filed will set forth the means for treating claims, including liabilities subject to compromise and interests in our company. Such means may take a number of different forms. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing interests as a result of the issuance of equity securities to creditors or new investors. Other interests such as certain of the pre-petition insurance reserves may need to be addressed and resolved in the ordinary course of business as a result of needing to maintain mandatory insurance coverage or for other compelling business or legal reasons. We are in the early stages of formulating a plan of reorganization. The confirmation of any plan or plans of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

      Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Debtors at the filing date, as well as most litigation pending against us, are stayed and other pre-petition contractual obligations may not be enforced against the Debtors. We have notified all known claimants and historical creditors that the Bankruptcy Court established a bar date of January 14, 2003. A bar date is the date by which a claimant, whose claim against the Debtors has been listed different from the amount or status, or omitted from the schedules of liabilities filed by the Debtors with the Bankruptcy Court, must file a claim against the Debtors if the claimant wishes to participate in the chapter 11 case as provided for in any Plan of Reorganization. In addition, the Debtors have the continuing right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these subsequent rejections may file claims with the Bankruptcy Court regardless of the bar date. Any damages resulting from rejection of executory contracts and unexpired leases are treated as unsecured pre-petition claims. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, which contracts and leases will be assumed or rejected, the effect of the proceedings on our businesses or the recovery by creditors and equity holders of the Company.

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

Management Changes

      In the fourth quarter of 2002, William N. Plamondon, III, formerly our Chief Restructuring Officer, succeeded Lawrence Ramaekers as our Chief Executive Officer, who announced his retirement at year-end. In addition, Travis Tanner was named as Executive Vice President responsible for worldwide sales, marketing, operations, business system development, brand integrity, information technology, reservations and revenue management. Additionally, Douglas Laux assumed the roll of Senior Vice President and Chief Financial Officer from the departing Wayne Moor.

Consolidated Results of Operations

      A summary of our operating results is as follows for the periods indicated (in millions except for the statistical amounts as noted):

	Three Months Ended June 30,				Six Months Ended June 30,

	2002	%	2001	%	2002	%	2001	%

Revenue	$656.5	100.0%	$850.6	100.0%	$1,256.1	100.0%	$1,619.6	100.0%
Direct operating costs	294.0	44.7	354.9	41.6	587.4	46.7	691.0	42.6
Vehicle depreciation, net	218.1	33.2	271.1	31.9	413.5	32.9	512.7	31.7
Selling, general and administration	137.2	20.9	162.7	19.1	277.4	22.1	322.5	19.8
Transition and reorganization expenses	63.7	9.7	—	—	115.3	9.2	—	0.1
Amortization of intangible assets	—	—	2.5	0.3	—	—	5.0	0.3
Interest income	(1.2)	(0.2)	(1.9)	(0.2)	(2.6)	(0.2)	(3.2)	(0.2)
Interest expense	48.5	7.4	92.3	10.9	96.1	7.7	181.9	11.2
Other expense, net	13.5	2.0	(0.5)	—	25.7	2.0	5.9	0.4

Income (loss) before income taxes	$(117.3)	(17.7)%	$(30.5)	(3.6)%	$(256.7)	(20.4)%	$(96.2)	(5.9)%

Key Statistics
Revenue per day	$38.06		$35.54		$37.66		$35.62
Charge days (in millions)	16.9		23.6		32.8		44.8
Average fleet	243,128		337,388		236,141		320,924
Fleet utilization	76.7%		76.9%		76.7%		77.2%

     Revenue

      Revenue was $656.5 million for the three months ended June 30, 2002, and $850.6 million for the three months ended June 30, 2001. The decrease in revenue of $194.1 million or 22.8% is primarily due to lower charge day volume of 27.7% or $236.0 million, offset by higher revenue per day of 3.8% or $32.4 million. The favorable effects of foreign exchange movements were 1.2% or $10.4 million. Licensee and other revenue decreased by $0.9 million.

      The decline in charge day volume for the three months ended June 30, 2002 as compared to the same period in the prior year approximated 6.6 million days. The majority of the decline was realized in North America with the Alamo brand declining 3.0 million days and the National brand declining 2.1 million days. The decline is the result of a weak U.S. economy, a loss of market share, the ongoing impact of the terrorist events of September 11, 2001, and our bankruptcy filing. Alamo Local Market brand charge day volumes declined 1.1 million days due to a weak economy, location closures in the first quarter of 2002, and a loss of market share. The remaining decrease in charge days was realized in our International operations.

      The increase in revenue per day for the three months ended June 30, 2002 as compared to the same period in the prior year reflects a favorable domestic airport pricing environment, as well as a shift in mix towards the higher priced National brand.

      Revenue was $1,256.1 million for the six months ended June 30, 2002, and $1,619.6 million for the six months ended June 30, 2001. The decrease in revenue of $363.5 million or 22.4% is primarily due to lower charge day volume of 26.5% or $429.1 million, offset by higher revenue per day of 3.2% or $51.3 million. The favorable effects of foreign exchange movements were 1.0% or $15.5 million. Licensee and other revenue decreased by $1.2 million.

      The decline in charge day volume for the six months ended June 30, 2002 as compared to the same period in the prior year approximated 12.0 million days. The majority of the decline was realized in North America with the Alamo brand declining 6.0 million days and the National brand declining 3.8 million days. The decline is the result of a weak U.S. economy, a loss of market share, the ongoing impact of the terrorist events of September 11, 2001, our Bankruptcy filing and management pricing and fleet allocation decisions made to benefit more profitable lines of business.

      The increase in revenue per day for the six months ended June 30, 2002 as compared to the same period in the prior year reflects a favorable domestic airport pricing environment, as well as a shift in mix towards the higher priced National brand.

     Direct Operating Costs

      Direct operating costs include costs specifically related to the operation and maintenance of the fleet, field personnel, facility costs and variable transaction costs including, but not limited to, insurance, agency fees, and fuel. Direct operating costs were $294.0 million for the three months ended June 30, 2002 and $354.9 million for the three months ended June 30, 2001. As a percent of revenue, direct operating costs were 44.7% for the three months ended June 30, 2002 and 41.6% for the three months ended June 30, 2001.

      The decrease in direct operating costs of $60.9 million or 17.2% is primarily due to lower volume related variable transaction costs, the result of lower charge day volumes, and lower fleet operating costs, the result of operating a smaller average fleet. Variable transaction costs decreased $32.2 million or 9.1%, damage repair costs to our fleet and other fleet operating expenses decreased $14.7 million or 4.1% and variable personnel costs decreased $15.3 million or 4.3%. Other direct operating costs decreased $4.5 million or 1.2% while the unfavorable effects of foreign exchange movements was $5.8 million or 1.6%.

      Direct operating costs were $587.4 million for the six months ended June 30, 2002 and $691.0 million for the six months ended June 30, 2001. As a percent of revenue, direct operating costs were 46.7% for the six months ended June 30, 2002 and 42.6% for the six months ended June 30, 2001. The decrease in direct operating costs for the comparative year-to-date period is $103.6 million or 15.0% is primarily due to similar reasons as previously discussed. Variable transaction costs decreased $46.9 million or 6.8%, damage repair costs to our fleet and other fleet operating expenses decreased $35.1 million or 5.1% and variable personnel costs decreased $27.8 million or 4.0%. Other direct operating costs decreased $2.8 million or 0.4% while the unfavorable effects of foreign exchange movements was $9.0 million or 1.3%.

     Vehicle Depreciation

      Vehicle depreciation includes vehicle depreciation, gains and losses on vehicle sales in the ordinary course of business and lease expense relating to the leased portion of our fleet. Vehicle depreciation was $218.1 million for the three months ended June 30, 2002 and $271.1 million for the three months ended June 30, 2001. As a percent of revenue, vehicle depreciation was 33.2% for the three months ended June 30, 2002 and 31.9% for the three months ended June 30, 2001.

      The decrease in vehicle depreciation of $53.0 million or 19.6% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 is primarily due to lower average fleet size on a year over year basis partially offset by increased depreciation rates. The benefits of a decreasing fleet size lowered our costs by approximately $76.3 million. Due to the drop in demand we have adjusted our fleet size downward by 27.9% from the previous year reducing overall fleet operating cost and vehicle depreciation. Offsetting these decreases was an increase in depreciation rates of approximately $21.0 million, primarily due to higher vehicle acquisition costs, a change in depreciation rates as market driven residual values changed on certain vehicles and changes in the mix of our fleet. The adverse effect of foreign exchange rate movements raised our vehicle depreciation costs by approximately $2.3 million.

      Vehicle depreciation was $413.5 million for the six months ended June 30, 2002 and $512.7 million for the six months ended June 30, 2001. As a percent of revenue, vehicle depreciation was 32.9% for the six months ended June 30, 2002 and 31.7% for the six months ended June 30, 2001. The decrease in vehicle depreciation of $99.2 million or 19.3% is due to similar reasons as previously discussed. The benefits of a decreasing fleet size lowered our costs by approximately $137.7 million. Due to the drop in demand we have adjusted our fleet size downward by 26.4% from the previous year. Offsetting these decreases was an increase in depreciation rates of approximately $34.9 million, primarily due to higher vehicle acquisition costs, a change in depreciation rates as market driven residual values changed on certain vehicles and changes in the mix of our fleet. The adverse effect of foreign exchange rate movements raised our vehicle depreciation costs by approximately $3.6 million.

     Selling, General and Administrative

      Selling, general and administrative expenses were $137.2 million for the three months ended June 30, 2002 and $162.7 million for the three months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenue were 20.9% for the three months ended June 30, 2002 and 19.1% for the three months ended June 30, 2001. The decrease in selling, general and administrative expenses of $25.5 million is the result of decreased advertising and selling expenses approximating $9.5 million due to management’s discretionary spending reductions. Additionally, we incurred lower variable selling costs of approximately $13.7 million due to lower overall charge day volumes; we also incurred lower overhead spending of approximately $4.6 million. Offsetting these decreases were approximately $2.3 million of increases due to the adverse effects of foreign exchange.

      Selling, general and administrative expenses were $277.4 million for the six months ended June 30, 2002 and $322.5 million for the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenue were 22.1% for the six months ended June 30, 2002 and 19.8% for the six months ended June 30, 2001. The decrease in selling, general and administrative expenses of $45.1 million is the result of decreased advertising and selling expenses approximating $23.1 million due to management’s discretionary spending reductions. Additionally, we incurred lower variable selling costs of approximately $23.4 million due to lower overall charge day volumes, $2.0 million of severance not recurring in 2002 and lower overhead spending of approximately $0.1 million. Offsetting these decreases were approximately $3.5 million of increases due to the adverse effects of foreign exchange.

     Transition and Reorganization Efforts

      In an effort to return us to profitability, we are implementing a series of transition plans designed to improve the quality of customer service while lowering costs to deliver such service.

      Transition and reorganization expenses for the three and six months ended June 30, 2002 are as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30, 2002			June 30, 2002

	Cash	Non-Cash	Total	Cash	Non-Cash	Total

Airport location consolidation	$1.1	$14.2	$15.3	$1.3	$20.8	$22.1
Combining information technology systems	6.7	29.8	36.5	10.2	59.7	69.9
Closure of Alamo local market locations	—	0.5	0.5	0.7	4.7	5.4
Professional fees and other	11.4	—	11.4	17.9	—	17.9

	$19.2	$44.5	$63.7	$30.1	$85.2	$115.3

     Airport Location Consolidation

      As of the date of the bankruptcy filing, Alamo and National operated under 140 separate stand-alone concession agreements at seventy airports including most of the major airports in the United States. During 2002, we plan to consolidate as many of these separately branded locations as possible into dual branded locations. We believe that by consolidating operations into one dual branded facility we will be able to lower operating costs and improve vehicle utilization, lower personnel expense, and reduce rent expense. We plan to substantially complete the facility consolidation program during the first half of 2003. Accordingly, we have accelerated the amortization on $32.8 million of assets, which will be abandoned, upon consolidation. The excess depreciation charge due to the accelerated amortization approximated $3.1 million per month through August 2002 at which time the amounts were fully amortized. Due to material uncertainties, and negotiations with third parties, it is not possible to predict the length of time it will take to complete each location consolidation or whether all of the anticipated consolidations will occur as planned. As such, we may need to change our estimate of asset useful lives and revise depreciation policies on a prospective basis. As of December 31, 2002 we have dual branded our operations at forty-one of these airports and have received court orders allowing us to dual brand an additional seven airport locations, which we expect to complete in the first half of 2003.

      We have incurred $15.3 million and $22.1 million in expenses relative to our airport location consolidation project for the three and six months ended June 30, 2002. For the three and six month periods ended June 30, 2002 the non-cash component was primarily comprised of impairment charges of approximately $4.9 million and $8.3 million, respectively, and excess depreciation of approximately $9.3 million and $12.5 million, respectively.

     Combining Information Technology Systems

      We currently operate two separate and distinct information technology systems, one for each of our Alamo and National brands. During the latter part of 2003, we plan to migrate to one information system and abandon the other. We believe that, by combining information technology onto the existing Alamo legacy operating system, cost savings can be achieved. Additional benefits of migrating to the Alamo legacy system are expected to include a reduction of support staff, elimination of duplicative system infrastructures, improved operational efficiency, lower cost of training, and standardization across the organization. The migration to one information technology system is not without significant risks, such as the ability to successfully migrate onto one system, additional delays in implementation, the temporary loss of business functionality, questions regarding the scalability of existing infrastructure, and the need for coordination with third party vendors to accept system changes. We have accelerated the amortization on $72.9 million of assets at June 30, 2002, which will be abandoned, upon the migration to one system. In the fourth quarter, we revised the information technology systems’ estimated useful life and as such, the excess depreciation charge will approximate $2.1 million, per month beginning October 2002.

      We have incurred $36.5 million and $69.9 million in expenses relative to the combining of information technology systems for the three and six months ended June 30, 2002. The cash component primarily related to external consulting while the non-cash component primarily related to excess depreciation.

     Changes in Licensee Operations

      The Company is currently modifying its current licensee structure and is in the process of entering into new “dual branded” licensing agreements that will include but not be limited to (1) selling or transferring ownership of certain Alamo locations in existing National licensee markets to the current National licensee, (2) increasing the fees charged to our licensees, and (3) licensing our Alamo locations to current National licensees in those markets where an Alamo location currently does not exist. As of the fourth quarter of 2002, we have reached an agreement with the Policy Advisory Committee of our licensees and have entered into new agreements with a number of our domestic licensees.

     Closure of Alamo Local Market Locations

      In the first half of 2002, we closed unprofitable local market locations. Costs incurred relative to these closures approximated $0.5 million and $6.1 million for the three and six months ended June 30, 2002, respectively. Of these amounts $0.5 million and $5.4 million has been classified as a transition and reorganization expense in the three and six months ended June 30, 2002, respectively. The charges primarily related to disposition of fleet, impaired assets and accruals for rent and severance.

      During the fourth quarter of 2002, management approved and announced a plan to close and abandon our Alamo Local Market Division. We substantially completed our plan of abandonment in the fourth quarter of 2002. The plan included provisions for head count reductions, closure of locations, and reductions of fleet. Pursuant to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the net assets and operating results of the Company’s Alamo Local Market Division will be classified as discontinued operations in the fourth quarter of

2002. A summary of operating results relative to Alamo Local Market Division for the periods indicated are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenue	$36.5	$65.7	$83.9	$129.1
Loss before income taxes	(17.3)	(3.7)	(34.2)	(8.5)

     Professional Fees and Other

      We have incurred professional fees of approximately $11.4 million and $17.9 million for the three and six months ended June 30, 2002 for services rendered on behalf of our creditors and us. Separately, we have reclassified approximately $0.2 million and $0.5 million of excess interest income to transition and reorganization expense for the three and six months ended June 30, 2002 respectively.

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

      In the third and fourth quarters of 2002, our German operating and financing subsidiaries filed for receivership under local law. As such in the third quarter, we recorded a $15.8 million impairment charge to reserve our net investment in the German operations.

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

      As of January 1, 2002 we had approximately $127.1 million of goodwill related to our operations in the United Kingdom. In the first quarter of calendar year 2002, we began performing an impairment analysis of intangible assets. SFAS 142 requires us, upon adoption and at least annually, to reassess the recoverability of goodwill and intangible assets. As required, we completed the first step of the goodwill transition impairment test, which requires determining the fair value of the net assets allocated to the reporting unit. Since the fair value of the reporting unit, as of January 1, 2002, was less than the carrying value of the net assets, we performed step two of the SFAS 142 impairment test, which required us to allocate the implied fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets based on their fair value. SFAS 142 requires any impairment noted be recorded at the date of adoption restating first quarter 2002 results. Any impairment noted must be recorded at the date of adoption restating first quarter 2002 results. Impairment charges that resulted from the application of the above test are recorded as a cumulative effect of a change in accounting principle in the first quarter of the year ending December 31, 2002. As such we have recognized an impairment charge of approximately $106.2 million relative to our operation in the United Kingdom.

     Interest Expense

      Interest expense for the periods indicated comprised (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Vehicle interest expense	$34.6	$75.7	$69.4	$148.1
Non-vehicle interest expense	13.9	16.6	26.7	33.8

	$48.5	$92.3	$96.1	$181.9

      The decrease in vehicle interest expense for the quarter-to-date and year-to-date periods ended June 30, 2002 as compared to June 30, 2001 is due to lower average vehicle debt outstanding for the comparative period coupled with lower weighted average interest rates. The decrease in non-vehicle interest expense is due primarily to lower amortization of debt issue costs related to our interim financing and our revolving credit facilities. Amortization of debt issue costs relative to these facilities approximated $1.5 million for the three months ended June 30, 2002 and approximately $3.0 million for the six months ended June 30, 2002. Amortization of debt issue costs relative to these facilities approximated $6.3 million for the three months ended June 30, 2001 and approximately $12.0 million for the six months ended June 30, 2001.

     Other (Income) Expense, Net

      The components of other (income) expense, net are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Fair value adjustment on interest rate hedges and recognition of deferred losses	$10.8	$(1.0)	$21.7	$2.3
Loss on sale and leaseback transactions	—	0.5	—	4.2
Other expense (income)	2.7	—	4.0	0.6

	$13.5	$(0.5)	$25.7	$5.9

      We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. The effect of applying these standards for the three months ended June 30, 2001 was a mark-to-market gain of $1.0 million and for the six months ended June 30, 2001 there was a mark-to-market loss of $2.3 million related to the changes in the time value component of our stand-alone caps. Due to reductions in our fleet debt and the termination of certain interest rate hedges we recognized deferred losses of approximately $10.8 million for the three months ended June 30, 2002 and $21.7 million for the six months ended June 30, 2002. We expect amortization of remaining intrinsic and time value of these deferred losses will approximate $35.4 million for the year ended December 31, 2002.

      During 2001, we entered into a series of sale and leaseback transactions, which yielded net proceeds of approximately $110.3 million. The leases, with terms of not less than 20 years, are treated as operating leases. Gains realized on the sale of the properties have been deferred and are being recognized over the life of the respective leases. Losses recognized currently in earnings approximated $3.7 million in the first quarter of 2001 and $0.5 million in the second quarter of 2001. Deferred transaction gains that will amortize over the life of the leases approximated $34.1 million of which $32.0 million remained as of June 30, 2002.

      Other expense (income), net was $2.7 million and $4.0 million for the three months and six months ended June 30, 2002 respectively, and $0 million and $0.6 million for the three and six months ended June 30, 2001, respectively. The increase is primarily due to the removal of debt issue cost related to certain of our fleet facilities, which were repaid, as well as a loss recognized on the sale of land and buildings.

     Benefit for Income Taxes

      As a result of significant adverse changes in the business environment, current operating cash flow losses and projected operating cash flow losses for the foreseeable future, management believes that it was more likely than not that the tax assets are no longer realizable and as disclosed in our Form 10-Q for the period ended September 30, 2001, we ceased recording a benefit for current period losses and recorded a $103.5 million valuation allowance for certain tax assets and net operating loss carry-forwards. The benefit for income taxes was $6.9 million and $32.5 million for the three and six months ended June 30, 2001, respectively.

Seasonality

      Our business, and particularly the leisure travel market, is highly seasonal. Our third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, we traditionally increase our rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could result in a significant decrease in customer volume. The events of September 11, 2001, which occurred in our third quarter, had a significant impact on our business. The first and fourth quarters for our operations are generally the weakest because there is limited leisure travel and a greater potential for weather conditions, either adverse or unseasonable, to impact our business. Many of our operating expenses such as rent, general insurance and administrative personnel remain fixed throughout the year and cannot be reduced during periods of decreased rental demand. Given the seasonality of our operations, our revenue and variable operating and selling expenses are generally higher in aggregate dollars during the second and third quarters as compared to the first and fourth quarters. In addition, in part due to seasonality, our cost of operations as a percentage of revenue is generally higher during the first and fourth quarters as compared to the second and third quarters. Prior performance may not be an indication of future seasonal results because charge day volumes have not fully recovered pre-September 11 levels.

     Second Quarter 2002 versus First Quarter 2002

      A summary of our quarterly operating results is as follows for the periods indicated (in millions except for statistical amounts as noted):

	Three months ended

	June 30,		March 31,
	2002	%	2002	%

Revenue	$656.5	100.0%	$599.6	100.0%
Direct operating costs	294.0	44.7	293.4	48.9
Vehicle depreciation, net	218.1	33.2	195.5	32.6
Selling, general and administrative	137.2	20.9	140.1	23.4
Transition and reorganization expenses	63.7	9.7	51.6	8.6
Interest income	(1.2)	(0.2)	(1.4)	(0.2)
Interest expense	48.5	7.4	47.6	7.9
Other (income) expense, net	13.5	2.0	12.2	2.0

Loss before income taxes	$(117.3)	(17.7)%	$(139.4)	(23.2)%

Key Statistics
Revenue per day	$38.06		$37.23
Charge days (in millions)	16.9		15.8
Average fleet	243,128		229,153
Fleet utilization	76.7%		76.8%

      Our second quarter is historically a stronger revenue period than our first quarter. As such, revenue increased $56.9 million or 9.5% in the second quarter as compared to the first quarter of 2002. The increase in revenue is primarily driven by an increase in rental volume of 7.0% combined with an increase in pricing of 2.5%.

      Direct operating costs increased slightly by $0.6 million due to increases in variable transaction costs, field personnel costs, and facility costs primarily the result of decreased rental volume offset by decreased fleet damages and turn-back costs, related to the efforts of decreasing fleet size and a decline in the number of turnback units.

      Vehicle depreciation increased $22.6 million due to a higher average fleet and higher depreciation rates.

      Selling, general and administrative costs decreased $2.9 million primarily due to lower bad debt provisions and consulting fees.

      Interest expense components are as follows for the three-month periods indicated (in millions):

	June 30,	March 31,
	2002	2002

Vehicle interest expense	$34.6	$34.8
Non-vehicle interest expense	13.9	12.8

	$48.5	$47.6

      The decrease in vehicle interest expense is due to lower average vehicle debt outstanding and lower interest rates in the current period.

Cash Flows

      The following discussion relates to the major components of changes in cash flows for the six-month periods ended June 30, 2002 and 2001. The following should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto under Item 1.

     Cash Flows from Operating Activities

      Cash used in operating activities was $10.9 million for the six months ended June 30, 2002, and cash used in operating activities was $601.3 million for the six months ended June 30, 2001. The decrease in cash used in operating activities in 2002 as compared to 2001 is primarily due to restrictions on new vehicle purchases imposed by our lenders as well as certain primary suppliers restricting vehicle sales to us. The decrease in proceeds from receivables is due to a large number of manufacturer receivables for vehicle dispositions in the latter half of the fourth quarter of 2000 being collected in the first quarter of 2001.

     Cash Flows from Investing Activities

      Cash flows used in investing activities was $2.9 million for the six months ended June 30, 2002, and cash flows provided by investing activities were $91.1 million for the six months ended June 30, 2001. Cash provided by investing activities in the first half of 2001 were primarily derived from our sale and leaseback transactions, which were not recurring in the first half of 2002.

     Cash Flows from Financing Activities

      Cash flows used in financing activities for the six months ended June 30, 2002 was $152.9 million, and cash flows provided by financing activities were $585.4 million for the six months ended June 30, 2001. The increase in cash flows used in financing activities is primarily due to our lenders restricting borrowings on our vehicle financing facilities coupled with our repayment of certain of these facilities. Proceeds from decreases in restricted cash were used to fund payments of outstanding vehicle debt and in some limited instances purchase new vehicles. You should read the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein.

Financial Condition

      Our capital structure consists of vehicle debt, non-vehicle debt (also referred to on our balance sheet as “other debt”), and equity contributed to us by our former Parent. Vehicle debt represents the debt programs used to finance our fleet and consists of: (1) asset-backed medium-term, variable funding and/or auction-rate note programs; and (2) various other committed and uncommitted fleet facilities used to fund our European operations. Our non-vehicle financing consists of: (1) a three-year secured revolving credit facility; (2) a supplemental term note; (3) a six-year term loan; (4) notes payable to a vehicle manufacturer used for working capital; (5) a seller-financed acquisition note payable; and (6) various international working capital arrangements related to our European and Canadian operations.

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

      As a result of the Event of Default $175.0 million of medium-term notes were repaid and retired on November 20, 2001. Additionally, the Event of Default triggered provisions in the medium-term note agreements requiring an accelerated repayment of the amounts outstanding. In the fourth quarter of 2001, MBIA, our primary debt surety provider, agreed to delay the accelerated repayment provisions. In February 2002, the Bankruptcy Court approved, on a final basis, a fleet financing agreement with MBIA where MBIA allowed for the release of certain restricted funds supporting the MBIA insured outstanding series of medium-term notes for the purchase of new vehicles. The agreement made available up to $1.0 billion of previously frozen funds for the acquisition of new fleet. On May 10, 2002, the Bankruptcy Court approved on a final basis, an agreement with MBIA to allow us to continue to use $2.3 billion of our fleet financing facilities on a revolving basis. As such, we will be allowed to use proceeds received from the disposition of vehicles financed by these facilities to purchase new vehicles. Through a series of court orders the agreement is set to expire in March 2003. We have filed a motion with the U.S. Bankruptcy court to extend the agreement through June 2003.

      Additionally in May 2002, we issued a $275.0 million variable funding asset-backed note. In June 2002, we amended this facility to allow for borrowings of up to $575.0 million. In August 2002, we refinanced the maturing variable funding note with the issuance of $600.0 million of asset-backed medium-term notes with a term of approximately two years at a floating rate based upon LIBOR. Upon the emergence from Chapter 11, we may need to refinance these asset-backed medium-term notes. We hedged our floating interest rate risk through the purchase of an interest rate cap with a strike price of 6.5%. We expect the interest rate cap to be effective in hedging interest rate risk.

      In the fourth quarter of 2002, we repaid amounts outstanding under our auction-rate note program.

      We are currently in discussions with lenders to provide funding for seasonal capacity, maintain existing capacity and replace maturing capacity. However, as a result of the chapter 11 filing and the Event of Default we cannot provide any assurance that we will be able to maintain existing capacity or obtain the needed funding, or at what interest rate and collateral requirements. Additionally, the Event of Default and chapter 11 filing has adversely affected the financing facilities of our international operations. As such, each lender continues to review their loans with us. There is no assurance that existing loans will not be cancelled or adversely modified.

     Non-vehicle Debt

      In June 2000, we entered into a three-year secured revolving credit facility with a borrowing base capacity of up to $175.0 million at a floating rate, currently based upon a spread of 2.75% above LIBOR. In the third quarter of 2001, we reduced our capacity under this facility to $70.0 million of which $63.9 million supported letters of credit. As of December 31, 2002, $32.7 million of letters of credit were secured by the facility and approximately $29.1 million of letters of credit and fees were drawn on the facility. As a result of the chapter 11 filing we are precluded from drawing on the facility. We expect that during 2003 substantially all of the holders of outstanding letters of credit will draw against the facility.

      In June 2000 we also entered into a supplemental secured revolving credit facility with availability of the lesser of (1) $40.0 million and (2) an amount equal to $175.0 million less the borrowing base of the resized $175.0 million secured revolving credit facility. On its one-year maturity date, our $40.0 million supplemental secured revolving credit facility was converted into a term loan maturing on May 31, 2003. Interest on the supplemental secured term loan is payable at a floating rate, initially based upon a spread of 4.5% above LIBOR and increasing by 50 basis points on the first day of each January, April, July and October.

      On June 30, 2000 we entered into an agreement with a lender for interim financing of $225.0 million in connection with our separation from our former Parent. The initial term of the interim financing was 12 months. We have extended $200.0 million of the interim financing into a six-year term loan due in June 2007. In accordance with the terms of the agreement, upon conversion to the term loan we issued immediately exercisable warrants representing approximately 3.7 million shares and paid a fee of $6.0 million to the lender. The term loan bears interest at an increasing rate starting at 14.5% as of October 1, 2001 and increases by 50 basis points each 90-day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed-rate note with a similar maturity. The warrants have a term of 10 years and an exercise price of $0.01 per share. The fair value of the warrants on June 30, 2001, the date of issue, was $11.0 million. The warrants are treated as a note discount, and are being amortized as a component of interest expense, over the term of the refinancing. Upon request of the holder of the notes and warrants, we are required to file registration statements with the Securities and Exchange Commission, which will register the fixed-rate notes referred to above and the shares of common stock issuable upon the exercise of the warrants. To the extent we do not file these registration statements or they are not declared effective within certain time constraints we will be required to pay penalties. In connection with the consummation of our sale and leaseback transactions, we were obligated to use the proceeds to pay-down the interim financing. However, as part of an amendment to the interim rate facility, the lender agreed that such proceeds could be used for general corporate purposes until September 30, 2001, at which time we would be required to pay-down the interim financing by approximately $70.0 million.

      As of September 30, 2001, we further amended our financing facilities, thus deferring the $70.0 million principal payment until November 30, 2001, and suspended certain financial covenants through November 15, 2001. Concurrent with the amendments we issued additional warrants representing approximately 1.4 million shares of common stock. These warrants also have a term of ten years from their issue date and an exercise price of $0.01 per share. The fair value of the additional warrants on September 30, 2001, the date of issue, was $0.7 million. The fair value of the warrants was recorded as a note discount and is being amortized as a component of interest expense over the term of the note using the effective interest method.

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

      Regarding our international operations, in April 2002 our United Kingdom subsidiary entered into a fleet financing and working capital facility with third party lenders which allows the operation, for limited periods of time, to use certain vehicle proceeds, usually classified as restricted cash, to support general working capital needs thereby reducing the daily draw of its £20.0 million or approximately $33.0 million working capital facility.

      In the first quarter of 2003, we filed a motion regarding the settlement of claims concerning the holder of our interim financing fixed-rate note. The proposed motion would provide for an allowed secured claim of $180.0 million and an allowed unsecured claim of $25.0 million. The secured claim will accrue interest at 10%, half of which will be paid currently with the remaining half paid upon emergence.

     Surety Bonding

      In the normal course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. To date, we have satisfied financial responsibility requirements for airports, regulatory agencies and insurance companies by making cash deposits, obtaining surety bonds or by obtaining bank letters of credit. At March 6, 2003, we had outstanding surety bonds of approximately $127.2 million, which expire during 2003. Because of our financial performance and a difficult surety market we have provided our principal surety provider a security interest in certain of our assets. Continued losses will adversely affect our financial condition and our ability to maintain or renew these surety bonds. In addition, we can not assure you that our primary surety provider will continue to consent to maintaining these surety bonds or provide new bonds or renew existing bonds as needed, which could have a material adverse effect on our business, consolidated results of operations and/or our financial condition. In the first quarter of 2002, we entered into an agreement, approved by the Bankruptcy Court, with our primary surety provider to post additional cash collateral in exchange for the commitment of the surety provider to issue designated surety bonds for the remainder of 2002. As of March 6, 2003 we have deposited $12.5 million with our primary surety provider. On March 17, 2003, the Bankruptcy Court, approved a new agreement with our primary surety provider, which provides, for us to deposit up to an additional $35.5 million with our primary surety provider in exchange for their commitment to issue the designated surety bonds for the remainder of 2003. Additionally, our former Parent provides financial guarantees of approximately $29.5 million in favor of our surety provider.

     Financing Requirement

      As previously discussed we are operating certain of our domestic operating subsidiaries under Bankruptcy Court protection. The protection enabled us to accumulate cash by not paying our obligations timely and deferring, pursuant to the Bankruptcy Code, two of our depreciation payments on our fleet.

      As of June 30, 2002, cash and cash equivalents approximated $153.5 million of which $146.3 million is held by the Debtors. On April 10, 2002, the Bankruptcy Court approved our use of this cash collateral, subject to achieving certain cash flow projections as debtors-in-possession through September 22, 2002. On February 6, 2003, the Bankruptcy Court extended our approved use of this cash collateral to March 19, 2003. During this period, we plan to use this cash collateral to finance our ongoing operations. We have filed, with the Bankruptcy Court, a motion to allow our use of cash collateral beyond March 19, 2003.

      We have entered into a loan agreement with a vehicle supplier in an amount not to exceed $62.5 million. In exchange for the lending commitment, we committed to purchase a stated number of model year 2004 vehicles from the lender. A portion of the loan is expected to be repaid by forgoing vehicle incentive payments earned during the last half of 2003 and into 2004, should the debt remain outstanding. We currently expect to repay any amounts outstanding under the loan before December 30, 2003. However, any amounts outstanding under the agreement on December 30, 2003 will begin to accrue interest at a floating rate based on a spread over LIBOR. Notwithstanding the foregoing, amounts outstanding under the agreement are to be repaid at the earliest of: (i) June 30, 2004; (ii) closing of sale of all or part of the Debtors’ estate; (iii) appointment of a Trustee; (iv) the effective date of a confirmed plan or plans or reorganization; (v) conversion of the Bankruptcy Case to a chapter 7 case; (vi) dismissal of the core Bankruptcy Case; (vii) appointment of an examiner to manage the affairs of the Debtor; or (viii) an Event of Default. Separately, we have been engaged in investigating, and are continuing to pursue, strategic alternatives to maximize stakeholder value and strengthen our financial condition. These strategic alternatives may include the sale of all or part of our business.

      In connection with these strategic initiatives, certain parties engaged in our reorganization or financing may earn contingent incentives, success or emergence fees. The success fees are to be paid based upon a sliding scale affected by the passage of time and the value realized upon reorganization or sale of the Company. We expect these success or emergence fees not to exceed $20.0 million of which, $12.5 million is payable to the Company’s primary vehicle debt surety provider.

     Contingencies

      In March 2002, the Bankruptcy Court approved, on a final basis, a key employee retention plan. The purpose of the plan is to retain certain key employees critical to the near-term success of our restructuring by providing financial incentives and security against unanticipated termination of employment and to incentivize them to maximize stockholder value. There are three levels of participation in the plan (Tier I, Tier II, and Tier III.)

      The Base Retention (Tier I) is available to all participants in the plan and is payable upon the earlier of June 30, 2003, involuntary termination of employment “other than for cause” or death or “permanent disability”, sale of the company or the consummation by the Bankruptcy Court of a plan of reorganization. The Base Retention approximates fifty percent of the participant’s base salary and is payable in a cumulative lump sum, approximating $7.0 million.

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

      In 1997 and 1999, our former Parent engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Until and unless resolved by AutoNation, our Company may still have several liability with AutoNation to the Internal Revenue Service for all transactions, that occurred while we were part of AutoNation’s Consolidated Federal tax returns. We have included below an excerpt from AutoNation’s current report on Form 8-K as of March 3, 2003 regarding these transactions.

“On March 3, 2003, AutoNation, Inc. (the “Company”) issued a press release announcing that it has reached a settlement with the Internal Revenue Service (“IRS”) with respect to the tax treatment of certain transactions entered into by the Company in 1997 and 1999. The Company (AutoNation) will owe the IRS net aggregate payments of approximately $470 million, including interest. An initial net payment of approximately $350 million will be due in March 2004, and three subsequent payments of approximately $40 million each will be due in March 2005, 2006 and 2007, respectively.”

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

     Recent Results From Operations

      Our results and financial position as of and for the year ended December 31, 2002 and December 31, 2001 are unaudited and have not been reviewed by our external auditors and maybe subject to change. Reflecting our Alamo Local Market Division as a discontinued operation, revenue for the year ended December 31, 2002 was $2,393.8 million and $2,896.7 million for the year ended December 31, 2001. Pre-tax loss from continuing operations, before the consideration of adopting new accounting standards, for the year ended December 31, 2002 was $363.8 million and $482.5 million for the year ended December 31, 2001. As of December 31, 2002 cash and cash equivalents approximated $166.2 million.

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

      Our major market risk exposure is changing interest rates, primarily in the United States. Due to our limited foreign operations, we do not have material market risk exposures relative to changes in foreign exchange rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We use interest rate derivatives to adjust interest rate exposures when appropriate, based upon market conditions. These derivatives consist of interest rate caps and floors, which we enter into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We use variable to fixed interest rate caps and floors to manage the impact of interest rate changes on our variable rate debt. Expected maturity dates for variable rate debt and interest rate swaps, caps and floors are based upon the Company’s expected maturity dates. Average pay rates under interest rate swaps are based upon contractual fixed rates. Average variable receive rates under interest rate swaps are based on implied forward rates in the yield curve at the reporting date. Average rates under interest rate caps and floors are based upon contractual rates.

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

	Expected Maturity Date							Fair Value
								June 30,
June 30, 2002:	2002	2003	2004	2005	2006	Thereafter	Total	2002

	(In millions)
(Asset)/Liability
Variable rate debt	$419.5	$561.6	$1,000.0	$300.0	$84.0	$—	$2,365.1	$2,365.1
Average interest rates	3.48%	2.97%	2.09%	2.08%	3.11%	—	—	—
Interest rate caps	997.3	500.0	1,000.0	300.0	84.0	—	2,881.3	(8.7)
Average rate	7.50%	7.30%	6.71%	7.74%	8.51%	—	—	—

	Expected Maturity Date							Fair Value
								December 31,
December 31, 2001:	2002	2003	2004	2005	2006	Thereafter	Total	2001

	(In millions)
(Asset)/Liability
Variable rate debt	$753.4	$544.4	$1,000.0	$300.0	$222.7	$—	$2,820.5	$2,820.5
Average interest rates	2.83%	2.95%	2.18%	2.17%	2.77%	—	—	—
Interest rate caps	858.5	500.0	1,000.0	300.0	222.8	—	2,881.3	(22.3)
Average rate	6.37%	7.30%	6.71%	7.74%	7.88%	—	—	—

Item 4.	Controls and Procedures

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

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

99.1	Risk factors.
99.2	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

      Form 8-K, dated April 4, 2002 (filed April 4, 2002), Item 9, reporting ANC Rental Corporation’s naming of Lawrence J. Ramaekers as Chief Executive Officer.

      Form 8-K, dated April 26, 2002 (filed April 26, 2002), Item 9, reporting ANC Rental Corporation’s filing its Debtor monthly operation report with the Bankruptcy Court for the period ended March 31, 2002.

      Form 8-K, dated May 23, 2002 (filed May 23, 2002), Item 9, reporting ANC Rental Corporation’s filing its Debtor monthly operation report with the Bankruptcy Court for the period ended April 30, 2002.

      Form 8-K, dated June 24, 2002 (filed June 24, 2002), Item 9, reporting ANC Rental Corporation’s filing its Debtor monthly operation report with the Bankruptcy Court for the period ended May 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 18, 2003	ANC RENTAL CORPORATION
	By:	/s/ MICHAEL J. KIPP ------------------------------------------------- Michael J. Kipp Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification by Chief Executive Officer

I, William N. Plamondon, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ANC Rental Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 18, 2003

/s/ WILLIAM N. PLAMONDON, III William N. Plamondon, III Chief Executive Officer

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

Date: March 18, 2003

/s/ DOUGLAS C. LAUX Douglas C. Laux Chief Financial Officer