Form 10-Q
period 2002-09-30
ANC RENTAL CORP
filed 2003-03-18
CIK 1097523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Ex-4.1 Base Indenture
Ex-4.2 Master Motor Vehicle Lease
Ex-4.3 Master Motor Vehicle Lease
Ex-4.4 Master Motor Vehicle Lease
Ex-4.5 Amended & Restated Series 2002-2 Supplement
Ex-4.6 Master Collateral Agency Agreement
Ex-99.1 Risk Factors
Ex-99.2 Certification of CEO
Ex-99.3 Certification of CFO

ANC RENTAL CORPORATION

(Debtors-In-Possession as of November 13, 2001)

i

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

ANC RENTAL CORPORATION

(Debtors-In-Possession as of November 13, 2001)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$183.7	$320.2
Restricted cash and cash equivalents	643.9	1,310.0
Receivables, net	315.9	371.4
Prepaid expenses	62.1	48.3
Vehicles, net	2,996.6	3,105.6
Property and equipment, net	287.3	445.4
Goodwill, net	20.9	127.1
Other assets	98.7	90.3

Total assets	$4,609.1	$5,818.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$109.0	$91.7
Accrued liabilities	297.8	229.4
Insurance reserves	131.3	62.3
Vehicle debt	2,953.2	3,977.8
Other debt	258.3	247.3
Deferred income taxes	253.7	253.7
Other liabilities	296.9	199.0
Liabilities subject to compromise	502.1	535.9

Total liabilities	4,802.3	5,597.1
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 250,000,000 shares authorized; 45,296,139 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	0.5	0.5
Additional paid-in capital	907.6	907.6
Accumulated deficit	(1,035.5)	(599.7)
Accumulated other comprehensive loss	(65.8)	(87.2)

Total shareholder’s equity (deficit)	(193.2)	221.2

Total liabilities and shareholders’ equity (deficit)	$4,609.1	$5,818.3

The accompanying notes are an integral part of these statements.

ANC RENTAL CORPORATION

(Debtors-In-Possession as of November 13, 2001)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$713.3	$908.3	$1,969.4	$2,527.9
Expenses:
Direct operating costs	314.0	378.5	901.5	1,069.7
Vehicle depreciation, net	220.1	295.8	633.6	808.5
Selling, general, and administrative	128.4	179.4	405.8	501.9
Transition and reorganization expenses	60.0	—	175.3	—
Impairment of intangible assets	—	210.8	—	210.8
Amortization of intangible assets	—	2.5	—	7.5
Interest income	(1.1)	(1.6)	(3.7)	(4.8)
Interest expense	56.1	87.9	152.3	269.7
Other expense, net	8.7	5.0	34.2	10.8

Loss before income taxes	(72.9)	(250.0)	(329.6)	(346.2)
Provision for income taxes	—	131.5	—	99.0

Net loss before cumulative effect of change in accounting principles	(72.9)	(381.5)	(329.6)	(445.2)
Cumulative effect of change in accounting principles, net of provision for income taxes of $0 in 2002 and $4.5 in 2001.	—	—	(106.2)	7.1

Net loss	$(72.9)	$(381.5)	$(435.8)	$(438.1)

Basic and diluted loss per share before cumulative effect of change in accounting principles	$(1.61)	$(8.44)	$(7.28)	$(9.85)
Basic and diluted loss per share	$(1.61)	$(8.44)	$(9.62)	$(9.69)
Shares used in computing per share amounts:
Basic and diluted	45.3	45.2	45.3	45.2

The accompanying notes are an integral part of these statements.

ANC RENTAL CORPORATION

(Debtors-In-Possession as of November 13, 2001)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In millions)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Shareholders’
			Paid-In	Accumulated	Income	Equity
	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)

BALANCE AT DECEMBER 31, 2001	45.3	$0.5	$907.6	$(599.7)	$(87.2)	$221.2
Net loss				(435.8)		(435.8)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	7.4	7.4
Changes in fair value of interest rate hedges and reclassification adjustments	—	—	—	—	14.0	14.0

BALANCE AT SEPTEMBER 30, 2002 (unaudited)	45.3	$0.5	$907.6	$(1,035.5)	$(65.8)	$(193.2)

The accompanying notes are an integral part of this statement.

ANC RENTAL CORPORATION

(Debtors-In-Possession as of November 13, 2001)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended
	September 30,

	2002	2001

CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(435.8)	$(438.1)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Impairment of intangible assets	—	210.8
Cumulative effect of change in accounting principles, net of tax	106.2	(7.1)
Fair value adjustment on interest rate hedges and reclassification adjustments	30.5	2.3
Loss on sale of assets and asset impairments	31.3	4.2
Depreciation and amortization of property and equipment	132.2	59.1
Amortization of intangible assets and debt issue costs	24.5	31.9
Income tax provision	—	99.0
Depreciation of vehicles	633.6	808.5
Purchases of vehicles	(5,502.4)	(5,243.4)
Sales of vehicles	4,871.4	4,065.5
Changes in assets and liabilities, net:
Receivables	30.9	115.0
Prepaid expenses and other assets	(35.7)	8.3
Accounts payable and accrued liabilities	156.6	(62.5)
Other liabilities	(16.8)	1.0

	26.5	(345.5)

CASH AND CASH EQUIVALENTS PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	(16.7)	(30.8)
Proceeds from sale of property and equipment	19.5	116.3

	2.8	85.5

CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from vehicle financing	3,184.5	31,073.7
Payments on vehicle financing	(4,110.8)	(30,740.0)
Decrease (increase) in restricted cash	666.1	(120.0)
Proceeds from issuance of other debt	40.9	285.2
Payments on other debt	(33.1)	(269.5)
Subsidiary limited partner contributions	100.6	87.8
Debt issue costs	(25.8)	(30.7)
Other	11.8	(1.0)

	(165.8)	285.5

Increase (decrease) in cash and cash equivalents	(136.5)	25.5
Cash and cash equivalents at beginning of period	320.2	6.3

Cash and cash equivalents at end of period	$183.7	$31.8

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

      The accompanying Condensed Consolidated Financial Statements include the accounts of ANC Rental Corporation and its subsidiaries (the “Company”) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the Condensed Consolidated Financial Statements contain all material adjustments, consisting of only normal recurring adjustments, necessary to fairly state the financial position, the results of operations and cash flows for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Income taxes during these interim periods have been provided based upon the Company’s anticipated annual effective income tax rate. These financial statements have also been prepared in accordance with the AICPA’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of the Company. A certain portion of the liabilities recorded at September 30, 2002 and December 31, 2001 are expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest is no longer accrued on any unsecured and undersecured debt. For the three and nine months ended September 30, 2002 such amounts approximated $0.2 million and $0.8 million, respectively.

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

      Basic loss per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method, and common stock purchase warrants, calculated using the if-converted method. As of September 30, 2002 the Company had 5.3 million options outstanding and 5.1 million common stock purchase warrants outstanding, which due to their anti-dilutive nature were not included in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2002 and 2001, respectively.

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

      The plan or plans of reorganization, when filed, will set forth the means for treating claims, including liabilities subject to compromise and interests in the company. Such means may take a number of different forms. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing interests as a result of the issuance of equity securities to creditors or new investors. Other interests such as certain of the pre-petition insurance reserves may need to be addressed and resolved in the ordinary course of business as a result of needing to maintain mandatory insurance coverage or for other

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compelling business or legal reasons. The Company is in the early stages of formulating a plan of reorganization. The confirmation of any plan or plans of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court. Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Debtors at the filing date are stayed and other pre-petition contractual obligations may not be enforced against the Debtors. The Company notified all known claimants and historical creditors that the Bankruptcy Court established a bar date of January 14, 2003. A bar date is the date by which a claimant, whose claim against the Debtors has been listed different from the amount or status, or omitted from the schedules of liabilities filed by the Debtors with the Bankruptcy Court, must file a claim against the Debtors if the claimant wishes to participate in the chapter 11 case as provided for in any Plan of Reorganization. In addition, the Debtors have the continuing right subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these subsequent rejections may file claims with the Bankruptcy Court regardless of the bar date. Any damages resulting from rejection of executory contracts and unexpired leases are treated as unsecured pre-petition claims. It should be noted that the amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under its current organizational structure, the effect of the proceedings on the Company’s businesses or the recovery by creditors and equity holders of the Company.

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

3.     TRANSITION AND REORGANIZATION EXPENSES

      In an effort to return the Company to profitability, management is implementing a series of transition plans designed to improve the quality of customer service while lowering costs to deliver such service. Transition and reorganization expenses for the three months and nine months ended September 30, 2002 are as follows (unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2002

		Non-			Non-
	Cash	Cash	Total	Cash	Cash	Total

Airport location consolidation	$1.7	$10.0	$11.7	$3.0	$30.7	$33.7
Combining information technology systems	6.7	11.7	18.4	16.9	71.4	88.3
International Division	0.5	17.2	17.7	1.0	17.2	18.2
Closure of Alamo Local Market locations	0.2	1.5	1.7	0.9	6.2	7.1
Professional fees and other	10.5	—	10.5	28.0	—	28.0

	$19.6	$40.4	$60.0	$49.8	$125.5	$175.3

      For the three and nine months ended September 30, 2002 the Company has remitted payments relative to its transition and reorganization expense of $19.3 million and $42.2 million respectively.

     Airport Location Consolidation

      As of the date of the bankruptcy filing Alamo and National operated under 140 separate stand-alone concession agreements at seventy airports, including most of the major airports in the United States. The Company plans to consolidate as many of these separately branded locations as possible into dual branded

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

locations. The Company believes that by consolidating operations into one dual branded facility it will be able to lower operating costs and improve vehicle utilization, lower personnel expense, and reduce rent expense. The Company expects to substantially complete its facility consolidation program during the first half of 2003. Accordingly, the Company has accelerated the amortization on $32.8 million of assets, which will be abandoned, upon consolidation. The excess depreciation charge due to the accelerated amortization approximated $3.1 million per month through August 2002 at which time the amounts were fully amortized. Due to material uncertainties, negotiations with third parties, and the legal challenges of certain competitors it is not possible to predict the length of time it will take to complete each location consolidation or whether all of the contemplated location consolidations will be completed successfully. As such, the Company may need to change the estimate of an assets’ remaining useful lives and revise depreciation policies on a prospective basis. As of December 31, 2002, the Company had dual branded its operations at forty-one of these airports and had received court orders allowing it to dual brand an additional seven airport locations, which it expects to complete in the first half of 2003.

      The Company incurred $11.7 million and $33.7 million in expenses relative to its airport location consolidation project for the three and nine months ended September 30, 2002, respectively. For the three and nine month periods ended September 30, 2002, the non-cash component was primarily comprised of impairment charges of approximately $5.9 million and $14.2 million, respectively and excess depreciation of approximately $6.2 million and $18.6 million, respectively, and a gain on rejected leases of $2.1 million in the third quarter.

     Combining Information Technology Systems

      Currently the Company operates two separate and distinct information technology systems, one for each of its Alamo and National brands. During the latter part of 2003, the Company plans to migrate to one information system and abandon the other. The Company believes that by combining information technology onto the existing Alamo legacy operating system, cost savings can be achieved. Additional benefits of migrating to the Alamo legacy system are expected to include a reduction of support staff, elimination of duplicative system infrastructures, improved operational efficiency, lower cost of training, and standardization across the organization. The migration to one information technology system is not without significant risks including, but not limited to, the ability to successfully migrate onto one system, additional delays in implementation, temporary loss of business functionality, questions regarding the scalability of existing infrastructure and the need for coordination with other third party vendors to accept system changes. The Company has accelerated the amortization on $54.9 million of assets at September 30, 2002, which will be abandoned, upon the migration to one system. In the fourth quarter of 2002, the Company revised the information technology system’s estimated useful life and as such, the excess depreciation charge will approximate $2.1 million per month beginning October 2002.

      The Company incurred $18.4 million and $88.3 million in expenses relative to the combining of information technology systems for the three and nine months ended September 30, 2002, respectively. The cash component primarily related to external consulting while the non-cash component primarily related to excess depreciation.

     International

      In August 2002, the Company sold certain assets and transferred specific liabilities related to its Holland and Belgium operations to an unrelated third party and entered into a ten-year franchise agreement. The Company realized approximately $10.1 million in net proceeds from this transaction. In the third quarter, the Company recorded a reorganization charge of approximately $1.4 million related to losses on the sale of these assets.

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the third and fourth quarters of 2002, respectively, the Company’s German operating and financing subsidiaries filed for receivership under local law. As such, in the third quarter, the Company recorded an impairment charge of approximately $15.8 million to reserve its net investment in the German operations.

     Closure of Alamo Local Market Locations

      During 2002, the Company closed unprofitable local market locations. Costs incurred relative to these closures approximated $1.7 million and $7.8 million for the three and nine months ended September 30, 2002, respectively. Of these amounts $1.7 million and $7.1 million has been classified as a transition and reorganization expense in the three and nine months ended September 30, 2002, respectively. The charges primarily relate to disposition of fleet, impaired assets and accruals for rent and severance.

      During the fourth quarter of 2002, the Company approved and announced a plan to close and abandon its Alamo Local Market Division. The Company substantially completed its plan of abandonment in the fourth quarter of 2002. The plan included provisions for head count reductions, closure of locations and reductions in fleet. Pursuant to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the net assets and operating results of the Company’s Alamo Local Market Division will be classified as a discontinued operation in the fourth quarter of 2002. A summary of operating results relative to Alamo Local Market Division for the periods indicated are as follows (unaudited):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenue	$31.3	$72.3	$115.2	$201.4
Loss before income taxes	(23.5)	(3.6)	(57.7)	(12.1)

     Professional Fees and Other

      The Company incurred professional fees of approximately $10.5 million and $28.5 million for services rendered on behalf of the Company and its creditors for the three and nine months ended September 30, 2002, respectively. Separately, the Company has reclassified approximately $0.5 million of excess interest income to transition and reorganization expense for the nine months ended September 30, 2002. There were no amounts reclassified for the three months ended September 30, 2002.

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

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has pre-petition liabilities subject to compromise as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Accounts payable	$91.2	$89.6
Unsecured debt	35.0	35.0
Terminated interest rate hedges	82.3	82.3
Insurance reserves	226.3	251.7
Accrued liabilities	40.1	46.9
Other liabilities	27.2	30.4

	$502.1	$535.9

      Certain of the pre-petition insurance reserves may need to be addressed and resolved in the ordinary course of business as a result of needing to maintain mandatory insurance coverage or for other compelling business or legal reasons.

5.	DEBTOR AND NON-DEBTOR CONDENSED CONSOLIDATING BALANCE SHEETS AND CONSOLIDATING STATEMENTS OF OPERATIONS

      The following condensed consolidating statements of Debtors and non-debtors as of September 30, 2002 and for the nine months then ended (unaudited) have been prepared assuming continuity of operations, realization of assets and payment of liabilities. The divisions and subsidiaries excluded from the bankruptcy proceedings (“Non-debtors”) relate to international subsidiaries, an insurance captive and special purpose financing entities.

	Debtors	Non-debtors	Eliminations	Total

Assets
Cash and cash equivalents	$160.5	$23.2	$—	$183.7
Restricted cash and cash equivalents	0.7	643.2	—	643.9
Receivables, net	103.9	215.7	(3.7)	315.9
Vehicles, net	(11.0)	3,007.6	—	2,996.6
All other assets	1,251.3	156.7	(939.0)	469.0

Total assets	$1,505.4	$4,046.4	$(942.7)	$4,609.1

Liabilities & Shareholders’ Equity (Deficit)
Accounts payable	$64.3	$44.6	$0.1	$109.0
Accrued liabilities	236.4	65.3	(3.9)	297.8
Vehicle debt	—	2,953.2	—	2,953.2
Other debt	253.4	4.9	—	258.3
Due to/from affiliates	275.1	(275.1)	—	—
Liability subject to compromise	502.1	—	—	502.1
All other liabilities	379.6	311.6	(9.3)	681.9

Total liabilities	1,710.9	3,104.5	(13.1)	4,802.3
Shareholders’ equity (deficit)	(205.5)	941.9	(929.6)	(193.2)

Total liabilities and shareholders’ equity (deficit)	$1,505.4	$4,046.4	$(942.7)	$4,609.1

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Debtors	Non-debtors	Eliminations	Total

Revenue	$1,633.4	$1,128.6	$(792.6)	$1,969.4
Operating costs	1,754.3	977.9	(791.3)	1,940.9
Transition and reorganization expenses	157.5	17.8	—	175.3
Interest and other expense	173.5	13.3	(4.0)	182.8
Equity (earnings) in investee	(3.4)	—	3.4	—

Income (loss) before income taxes	(448.5)	119.6	(0.7)	(329.6)
Provision for income taxes	—	10.0	(10.0)	—
Cumulative effect of change in accounting principle	—	(106.2)	—	(106.2)

Net income (loss)	$(448.5)	$3.4	$9.3	$(435.8)

6.	RESTRICTED CASH AND CASH EQUIVALENTS

      Restricted cash and cash equivalents consists of amounts held in trust for payment and security under the Company’s vehicle debt programs as well as amounts on deposit for certain insurance claims.

	September 30,	December 31,
	2002	2001

	(Unaudited)
Restricted cash as collateral for vehicle debt	$585.1	$1,262.2
Restricted cash as collateral for certain insurance claims	58.8	47.8

	$643.9	$1,310.0

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

7.	RECEIVABLES

      The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Trade receivables	$156.6	$185.2
Vehicle manufacturer receivables	133.9	115.5
Other	61.3	95.8

	351.8	396.5
Less: allowance for doubtful accounts	(35.9)	(25.1)

	$315.9	$371.4

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	VEHICLES

      A summary of vehicles is as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Vehicles	$3,383.7	$3,684.2
Less: accumulated depreciation	(387.1)	(578.6)

	$2,996.6	$3,105.6

9.	PROPERTY AND EQUIPMENT

      A summary of property and equipment is as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Land	$47.2	$50.8
Furniture, fixtures and equipment	412.1	422.8
Buildings and improvements	277.7	300.8

	737.0	774.4
Less: accumulated depreciation and amortization	(449.7)	(329.0)

	$287.3	$445.4

10.	OTHER ASSETS

      The components of other assets are as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Deposits	$64.3	$40.9
Debt issue cost, net	22.4	22.3
Interest rate hedges, at fair value	7.5	22.3
Other	4.5	4.8

	$98.7	$90.3

11.	ACCOUNTS PAYABLE

      The components of accounts payable are as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Trade payables	$168.1	$155.2
Vehicle payables	32.1	26.1
Less, amounts currently subject to compromise	(91.2)	(89.6)

	$109.0	$91.7

      Vehicle payables represent amounts to be financed after period end for vehicles acquired under the Company’s vehicle financing programs.

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	INSURANCE RESERVES

      The components of insurance reserves are as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Auto and general liability	$331.7	$284.3
Other	25.9	29.7
Less, amounts currently subject to compromise	(226.3)	(251.7)

	$131.3	$62.3

      Certain of the pre-petition insurance reserves may need to be addressed and resolved in the ordinary course of business as a result of needing to maintain mandatory insurance coverage or for other compelling business or legal reasons.

13.	OTHER LIABILITIES

      Components of other liabilities are as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Minority interest	$242.0	$141.3
Interest rate hedges, at fair value at termination date	82.3	82.3
Deferred gains on property sales	29.5	32.8
Other	52.6	55.4
Less, amounts currently subject to compromise	(109.5)	(112.8)

	$296.9	$199.0

      Minority interest represents the limited partnership interest in a subsidiary of the Company. Minority interest in the subsidiary’s income is included in interest expense and was $3.4 million and $3.0 million for the three months ended September 30, 2002 and 2001, respectively, and $6.3 million and $6.7 million for the nine months ended September 30, 2002 and 2001, respectively.

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     VEHICLE DEBT

      Vehicle debt is as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Bank sponsored liquidity back-up facility secured by eligible vehicle collateral; interest based on U.S. Prime rate; weighted average interest rate of 4.75% at December 31, 2001.	$—	$63.8
Auction-rate note program; weighted average interest rate of 4.57% at September 30, 2002; maturities through 2006, net of a $0.1 million and a $0.3 million discount as September 30, 2002 and December 31, 2001, respectively	31.2	222.7
Amounts under various asset-backed medium-term note programs secured by eligible vehicle collateral:
Fixed rate component; weighted average interest rate of 6.02% at September 30, 2002 and 5.94% at December 31, 2001; maturities through 2003.	500.0	1,250.0
Floating rate component based on a spread over LIBOR; weighted average interest rate of 2.46% and 2.17% at September 30, 2002 and December 31, 2001, respectively; maturities through 2005.	2,399.8	2,350.0
Other committed and uncommitted secured vehicle financings primarily with financing institutions in the United Kingdom; LIBOR based interest rates; weighted average interest rates of 5.25% and 4.09% at September 30, 2002 and December 31, 2001, respectively; maturities through 2003.	22.2	91.3

	$2,953.2	$3,977.8

      At September 30, 2002, aggregate expected maturities of vehicle debt were as follows:

2002	$21.9
2003	583.3
2004	1,909.9
2005	406.9
2006	31.2

$2,953.2

      The Company finances its domestic vehicle purchases through asset-backed wholly-owned, fully consolidated, special purpose financing subsidiaries. These financing subsidiaries obtain funds by issuing asset-backed medium-term notes or commercial paper into the capital markets. The financing subsidiaries in turn lease vehicles to the domestic operating subsidiaries. The Company’s international operations in Europe and Canada provide their own financing for vehicle purchases through various asset-backed financings, leases and secured loans on a country by country basis.

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

      In February 2002, the Bankruptcy Court approved, on a final basis, a fleet financing agreement insured by MBIA where MBIA allowed for the release of certain restricted funds supporting the MBIA insured outstanding series of medium-term notes for the purchase of new vehicles. The agreement made available up to $1.0 billion of previously frozen funds for the acquisition of new fleet. On May 10, 2002, the Bankruptcy Court approved, on a final basis, an agreement with MBIA to allow the Company to continue to use $2.3 billion of its fleet financing facilities on a revolving basis. As such, the Company will be allowed to use proceeds received from the disposition of vehicles financed by these facilities to purchase new vehicles. Through a series of court orders, the agreement is currently scheduled to expire in March 2003. The Company has filed a motion with the U.S. Bankruptcy Court to extend the agreement through June 2003.

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

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     OTHER DEBT

      Other debt is as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Secured revolving credit facility weighted average interest rate of 6.25% at September 30, 2002	$22.4	$—
Supplemental secured term loan at 12.75% at September 30, 2002 and December 31, 2001, matures May 31, 2003	40.0	40.0
Interim financing fixed rate note at 16.0% through September 30, 2002 increasing 0.5% each 90 day period thereafter capped at 18.0%, matures June 30, 2007, net of a $9.0 million and $10.4 million discount at September 30, 2002 and December 31, 2001, respectively	191.0	189.6
Notes payable to vehicle manufacturer; weighted average interest rates of 2.63% and 4.26% at September 30, 2002 and December 31, 2001, matures June 2002	35.0	35.0
Notes payable to former owners of acquired business; interest payable using LIBOR based rates; weighted average interest of 6.45% at December 31, 2001	—	2.4
Other uncommitted credit facilities and other notes relating to the Company’s international subsidiaries; interest ranging from 5.50% to 8.75%; maturing through 2002	4.9	15.3

	293.3	282.3

Less, amounts considered to be subject to compromise	(35.0)	(35.0)

	$258.3	$247.3

      As of September 30, 2002 aggregate expected maturities of other debt exclusive of note discounts approximating $9.0 million are as follows: $74.9 million in 2002, $62.4 million in 2003 and $130.0 million in 2007. The Debtors’ filing for chapter 11 represented an Event of Default under each of these financing facilities. Under bankruptcy law, the Debtors are not permitted to make scheduled principal and interest payments with respect to their pre-petition debt unless specifically ordered by the Court. As a result of the Company’s filing for chapter 11 it has not made principle payments currently due relative to its debt classified as Other Debt.

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

      As of September 30, 2001, the Company further amended its financing facilities, deferring the $70.0 million principal payment until November 30, 2001, and suspending certain financial covenants through November 15, 2001. Concurrent with the amendments the Company issued additional immediately exercisable warrants representing approximately 1.4 million shares of common stock. These warrants have a term of ten years from their issue date and an exercise price of $0.01 per share. The fair value of the additional warrants on September 30, 2001, the date of issue, was $0.7 million. The fair value of the warrants were recorded as a note discount and is being amortized as a component of interest expense over the term of the note using the effective interest method.

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

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company continues to investigate and pursue strategic alternatives to maximize stakeholder value and strengthen the Company’s financial condition. These strategic alternatives may include the sale or closure of all or part of its business. In connection with these initiatives certain parties engaged in the reorganization or financing of the Company may earn contingent incentives, success or emergence fees. The success fees are to be paid based upon a sliding scale affected by the passage of time and the value realized upon reorganization or sale of the Company. The Company expects these success or emergence fees would not exceed $20.0 million, of which an emergence fee of $12.5 million is payable to the Company’s primary vehicle debt surety provider.

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

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The major market risk hedged by the Company is the changes in LIBOR-based interest rates. The Company uses interest rate derivatives to adjust interest rate exposures, when appropriate, based upon market conditions. For the year to date period ended September 30, 2002 the Company used stand-alone interest rate caps to manage its floating rate risk.

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

      For the three and nine months ended September 30, 2002, the Company neither received proceeds from its stand-alone caps nor made payments under its floors, as these floors were terminated by the counterparty in the fourth quarter of 2001. For the three and nine months ended September 30, 2001, the Company reclassified net payments of approximately $1.1 million under its caps, and $5.9 million and $11.2 million under its floors, respectively, to vehicle interest expense, a component of interest expense.

      As a result of the Debtors’ filing for chapter 11 in the fourth quarter of 2001, the counterparty to the interest rate floors terminated their agreement with the Company. As such, the interest rate floors ceased being an effective hedge and the Company will amortize these deferred losses from other comprehensive income to current earnings over the life of the remaining debt outstanding. Amortization of deferred losses recognized currently in earnings approximated $8.8 million and $0.3 million for the three months ended September 30, 2002 and 2001, respectively and $27.4 million and $0.8 million for the nine months ended September 30, 2002 and 2001, respectively. The Company expects amortization of these deferred losses will approximate $35.4 million for the year ended December 31, 2002.

      Certain of the Company’s vehicle financing facilities are amortizing and as such the Company reclassified $3.1 million of deferred losses on interest rate caps related to these facilities from accumulated other comprehensive loss to current earnings for the nine months ended September 30, 2002. There were no amounts reclassified for the three months ended September 30, 2002.

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     COMPREHENSIVE INCOME (LOSS)

      Comprehensive income includes effects of foreign currency translation and changes in fair value of certain derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the periods indicated are as follows (unaudited):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(72.9)	$(381.5)	$(435.8)	$(438.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1.5)	1.0	7.4	(2.6)
Unrealized gains/(losses) and reclassification adjustments on interest rate hedges	6.2	(55.8)	14.1	(64.6)

Other comprehensive income (loss), net of tax before cumulative effect of change in accounting principle	(68.2)	(436.3)	(414.3)	(505.3)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(14.6)

Comprehensive loss	$(68.2)	$(436.3)	$(414.3)	$(519.9)

      The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Foreign currency translation adjustments	$(6.7)	$(14.1)
Deferred losses on interest rate hedges	(59.1)	(73.1)

	$(65.8)	$(87.2)

19.	NEW ACCOUNTING PRONOUNCEMENTS

      On June 30, 2001 the FASB finalized and issued SFAS 141, “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets”. The Company has adopted the provisions of SFAS 141, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

      The provisions of SFAS 142 applied immediately to all acquisitions completed after June 30, 2001. Goodwill and intangible assets with indefinite lives existing at June 30, 2001 were amortized until December 31, 2001. Effective January 1, 2002 such amortization ceased, as companies were required to adopt the new rules on that date, resulting in a $2.5 million and $7.5 million decrease in amortization for the three and nine months ended September 30, 2002 compared to the same period in 2001. Net loss for the three and nine months ended September 30, 2001, adjusted for the impact of amortization, would have been $379.0 million or $8.38 per share, and $430.6 million or $9.53 per share, respectively. As of January 1, 2002, the Company had approximately $127.1 million of goodwill related to its operations in the United Kingdom. SFAS 142 requires the Company upon adoption and at least annually to reassess recoverability of goodwill and

ANC RENTAL CORPORATION
(Debtors-In-Possession as of November 13, 2001)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets. The Company, as required, completed the first step of the goodwill transition impairment test as of June 30, 2002, which requires determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. Since the fair value of the reporting unit was less than the carrying value of the net assets, the Company performed step two of the SFAS 142 impairment test, which required the Company to allocate the fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets based on their fair values. Any impairment noted must be recorded at the date of adoption restating first quarter results. Impairment charges that resulted from the application of the above test are recorded as a cumulative effect of change in accounting principle in the first quarter of the year ending December 31, 2002. As such, the Company has recognized an impairment charge of approximately $106.2 million related to its operations in the United Kingdom.

      Effective January 1, 2002, the Company adopted the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effect of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). SFAS 144 established a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows for the quarterly period ended September 30, 2002. However, SFAS 144 will impact the Company’s financial statements for the discontinued operations of the Alamo Local Market Division. The Alamo Local Market Division has losses before income taxes of $23.5 million and $3.6 million for the three months ended September 30, 2002 and 2001, respectively and $57.7 million and $12.1 million for the nine months ended September 30, 2002 and 2001, respectively.

20.	RECENT DEVELOPMENTS

      As previously discussed, in the fourth quarter of 2002, the Company approved and announced a plan to close and abandon its Alamo Local Market Division. As such the Company will restate its financial statements to reflect its Alamo Local Market Division as a discontinued operation beginning in the fourth quarter of 2002.

      The Company has entered into a loan agreement with a vehicle supplier in an amount not to exceed $62.5 million. In exchange for the lending commitment, the Company committed to purchase a stated number of model year 2004 vehicles from the lender. A portion of the loan is expected to be repaid by forgoing vehicle incentive payments earned during the last half of 2003 and into 2004, should the debt remain outstanding. The Company currently expects to repay any amounts outstanding under the loan before December 30, 2003. However, any amounts outstanding under the agreement on December 30, 2003 will begin to accrue interest at a floating rate based on a spread over LIBOR. Notwithstanding the foregoing, amounts outstanding under the agreement are to be repaid at the earliest of: (i) June 30, 2004; (ii) closing of sale of all or part of the Debtors’ estate; (iii) appointment of a Trustee; (iv) the effective date of a confirmed plan or plans of reorganization; (v) conversion of the Bankruptcy Case to a Chapter 7 case; (vi) dismissal of the Bankruptcy Case; (vii) appointment of an examiner to manage the affairs of the Debtor; or (viii) an Event of Default.

      In the first quarter of 2003, the Company filed a motion regarding the settlement of claims concerning the holder of the Company’s interim financing fixed-rate note. The proposed motion would provide for an allowed secured claim of $180.0 million and an allowed unsecured claim of $25.0 million. The secured claim will accrue interest at 10%, half of which will be paid currently with the remaining half paid upon emergence. As of September 30, 2002, the Company had accrued interest of approximately $36.6 million relative to this facility.

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

      As a result of the bankruptcy filings and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in our financial statements. Our financial statements do not include any adjustments that may result from the resolution of these uncertainties. In particular, our financial statements do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as a result or a plan of reorganization. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the consolidated financial statements included elsewhere herein.

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

Consolidated Results of Operations

      A summary of our operating results is as follows for the periods indicated (in millions except for the statistical amounts as noted):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002	%	2001	%	2002	%	2001	%

Revenue	$713.3	100.0%	$908.3	100.0%	$1,969.4	100.0%	$2,527.9	100.0%
Direct operating costs	314.0	43.9	378.5	41.6	901.5	45.8	1,069.7	42.2
Vehicle depreciation, net	220.1	30.9	295.8	32.6	633.6	32.2	808.5	32.0
Selling, general and administration	128.4	18.0	179.4	19.8	405.8	20.6	499.9	19.8
Transition and reorganization expenses	60.0	8.4	—	—	175.3	8.9	2.0	0.1
Impairment of intangible assets	—	—	210.8	23.2	—	—	210.8	8.3
Amortization of intangible assets	—	—	2.5	0.3	—	—	7.5	0.3
Interest income	(1.1)	(0.1)	(1.6)	(0.2)	(3.7)	(0.2)	(4.8)	(0.2)
Interest expense	56.1	7.9	87.9	9.7	152.3	7.7	269.7	10.7
Other expense, net	8.7	1.2	5.0	0.5	34.2	1.7	10.8	0.5

Income (loss) before income taxes	$(72.9)	(10.2)	$(250.0)	(27.5)	$(329.6)	(16.7)	$(346.2)	(13.7)

Key Statistics
Revenue per day	$37.97		$35.77		$37.77		$35.67
Charge days (in millions)	18.5		25.0		51.2		69.9
Average fleet	251,822		339,576		241,368		327,142
Fleet utilization	79.7%		80.2%		77.8%		78.2%

     Revenue

      Revenue was $713.3 million for the three months ended September 30, 2002, and $908.3 million for the three months ended September 30, 2001. The decrease in revenue of $195.0 million or 21.5% is primarily due to lower charge day volume of 26.0% or $235.8 million, offset by higher revenue per day of 3.0% or $27.2 million. The favorable effects of foreign exchange movements were 1.5% or $13.4 million. Licensee and other revenue increased by $0.2 million.

      The decline in charge day volume for the three months ended September 30, 2002 as compared to the same period in the prior year approximated 6.5 million days. The majority of the decline was realized in North America with the Alamo brand declining 2.1 million days and the National brand declining 2.4 million days. The decline in charge day volumes is the result of, among other things, a weak U.S. economy, a loss of market share, the ongoing impact of the terrorist events of September 11, 2001, and our bankruptcy filing. Alamo Local Market brand charge day volumes declined 1.6 million days due to a weak economy, location closures, and a loss of market share. The remaining decrease in charge days was realized in our International operations.

      The increase in revenue per day for the three months ended September 30, 2002 as compared to the same period in the prior year reflects a favorable domestic airport pricing environment.

      Revenue was $1,969.4 million for the nine months ended September 30, 2002, and $2,527.9 million for the nine months ended September 30, 2001. The decrease in revenue of $558.5 million or 22.1% is primarily due to lower charge day volume of 26.3% or $664.9 million, offset by higher revenue per day of 3.1% or $78.6 million. The favorable effects of foreign exchange movements were 1.1% or $28.8 million. Licensee and other revenue decreased by $1.0 million.

      The decline in charge day volume for the nine months ended September 30, 2002 as compared to the same period in the prior year approximated 18.7 million days. The majority of the decline was realized in

North America with the Alamo brand declining 8.1 million days and the National brand declining 6.2 million days. The decline is the result of a weak U.S. economy, a loss of market share, the ongoing impact of the terrorist events of September 11, 2001, our Bankruptcy filing and management pricing and fleet allocation decisions made to benefit more profitable lines of business.

      The increase in revenue per day for the nine months ended September 30, 2002 as compared to the same period in the prior year reflects a favorable domestic airport pricing environment, as well as management pricing decisions.

     Direct Operating Costs

      Direct operating costs include costs specifically related to the operation and maintenance of the fleet, field personnel, facility costs and variable transaction costs including, but not limited to, insurance, agency fees, and fuel. Direct operating costs were $314.0 million for the three months ended September 30, 2002 and $378.5 million for the three months ended September 30, 2001. As a percent of revenue, direct operating costs were 43.9% for the three months ended September 30, 2002 and 41.6% for the three months ended September 30, 2001.

      The decrease in direct operating costs of $64.5 million or 17.0% is primarily due to lower volume related variable transaction costs, the result of lower charge day volumes, and lower fleet operating costs, the result of operating a smaller average fleet. Variable transaction costs decreased $23.7 million or 6.3%, damage repair costs to our fleet and other fleet operating expenses decreased $22.9 million or 6.1% and variable personnel costs decreased $19.5 million or 5.2%. Other direct operating costs decreased $5.6 million or 1.5% while the unfavorable effects of foreign exchange movements was $7.2 million or 1.9%.

      Direct operating costs were $901.5 million for the nine months ended September 30, 2002 and $1,069.7 million for the nine months ended September 30, 2001. As a percent of revenue, direct operating costs were 45.8% for the nine months ended September 30, 2002 and 42.2% for the nine months ended September 30, 2001. The decrease in direct operating costs for the comparative year-to-date period is $168.2 million or 15.7% is primarily due to similar reasons as previously discussed. Variable transaction costs decreased $70.6 million or 6.6%, damage repair costs to our fleet and other fleet operating expenses decreased $57.9 million or 5.4% and variable personnel costs decreased $47.4 million or 4.4%. Other direct operating costs decreased $8.4 million or 0.8% while the unfavorable effects of foreign exchange movements was $16.1 million or 1.5%.

     Vehicle Depreciation

      Vehicle depreciation includes vehicle depreciation, gains and losses on vehicle sales in the ordinary course of business and lease expense relating to the leased portion of our fleet. Vehicle depreciation was $220.1 million for the three months ended September 30, 2002 and $295.8 million for the three months ended September 30, 2001. As a percent of revenue, vehicle depreciation was 30.9% for the three months ended September 30, 2002 and 32.6% for the three months ended September 30, 2001.

      The decrease in vehicle depreciation of $75.7 million or 25.6% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 is primarily due to lower average fleet size on a year over year basis partially offset by increased depreciation rates. The benefits of a decreasing fleet size lowered our costs by approximately $77.9 million. Due to the drop in demand we have adjusted our fleet size downward by 25.8% from the previous year reducing overall fleet operating cost and vehicle depreciation. A slight reduction in depreciation rates lowered associated costs by approximately $0.2 million. The adverse effect of foreign exchange rate movements raised our vehicle depreciation costs by approximately $2.4 million.

      Vehicle depreciation was $633.6 million for the nine months ended September 30, 2002 and $808.5 million for the nine months ended September 30, 2001. As a percent of revenue, vehicle depreciation was 32.2% for the nine months ended September 30, 2002 and 32.0% for the nine months ended September 30, 2001. The decrease in vehicle depreciation of $174.9 million or 21.6% is due to similar reasons as previously discussed. The benefits of a decreasing fleet size lowered our costs by approximately $215.6 million. Due to the drop in demand we have adjusted our fleet size downward by 26.2% from the previous year. Offsetting these decreases was an increase in depreciation rates of approximately $34.6 million, primarily due to higher vehicle acquisition costs, a change in depreciation rates as market driven residual values changed on certain vehicles and changes in the mix of our fleet. The adverse effect of foreign exchange rate movements raised our vehicle depreciation costs by approximately $6.1 million.

     Selling, General and Administrative

      Selling, general and administrative expenses were $128.4 million for the three months ended September 30, 2002 and $179.4 million for the three months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenue were 18.0% for the three months ended September 30, 2002 and 19.8% for the three months ended September 30, 2001. The decrease in selling, general and administrative expenses of $51.0 million is the result of decreased advertising and selling expenses approximating $6.0 million due to management’s discretionary spending reductions. Additionally, we incurred lower variable selling costs of approximately $19.4 million due to lower overall charge day volumes and lower overhead spending of approximately $16.3 million. Separately, in the third quarter of 2002 we reversed $15.0 million of excess accruals relating to advertising and bonuses that were originally recorded in 2001, but were no longer going to be paid in 2002. Offsetting these decreases were approximately $5.7 million of increases due to the adverse effects of foreign exchange.

      Selling, general and administrative expenses were $405.8 million for the nine months ended September 30, 2002 and $499.9 million for the nine months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenue were 20.6% for the nine months ended September 30, 2002 and 19.8% for the nine months ended September 30, 2001. The decrease in selling, general and administrative expenses of $94.1 million is the result of decreased advertising and selling expenses approximating $29.2 million due to management’s discretionary spending reductions. Additionally, we incurred lower variable selling costs of approximately $44.9 million due to lower overall charge day volumes; lower overhead spending of approximately $14.3 million. As previously discussed, we reversed $15.0 million of excess advertising and bonus accruals in 2002. Offsetting these decreases were approximately $9.3 million of increases due to the adverse effects of foreign exchange.

     Transition and Reorganization Efforts

      In an effort to return us to profitability, we are implementing a series of transition plans designed to improve the quality of customer service while lowering costs to deliver such service.

      Transition and reorganization expenses for the three and nine months ended September 30, 2002 are as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2002

	Cash	Non-Cash	Total	Cash	Non-Cash	Total

Airport location consolidation	$1.7	$10.0	$11.7	$3.0	$30.7	$33.7
Combining information technology systems	6.7	11.7	18.4	16.9	71.4	88.3
International Division	0.5	17.2	17.7	1.0	17.2	18.2
Closure of Alamo local market locations	0.2	1.5	1.7	0.9	6.2	7.1
Professional fees and other	10.5	—	10.5	28.0	—	28.0

	$19.6	$40.4	$60.0	$49.8	$125.5	$175.3

     Airport Location Consolidation

      As of the date of the bankruptcy filing, Alamo and National operated under 140 separate stand-alone concession agreements at seventy airports including most of the major airports in the United States. During 2002, we plan to consolidate as many of these separately branded locations as possible into dual branded locations. We believe that by consolidating operations into one dual branded facility we will be able to lower operating costs and improve vehicle utilization, lower personnel expense, and reduce rent expense. We plan to substantially complete the facility consolidation program during the first half of 2003. Accordingly, we have accelerated the amortization on $32.8 million of assets, which will be abandoned, upon consolidation. The excess depreciation charge due to the accelerated amortization approximated $3.1 million per month through August 2002, at which time the amounts were fully amortized. Due to material uncertainties, and negotiations with third parties, it is not possible to predict the length of time it will take to complete each location consolidation or whether all of the anticipated consolidations will occur as planned. As such, we may need to change our estimate of asset useful lives and revise depreciation policies on a prospective basis. As of December 31, 2002 we have dual branded our operations at forty-one of these airports and have received court orders allowing us to dual brand an additional seven airport locations, which we expect to complete by the end of the first half of 2003.

      We have incurred $11.7 million and $33.7 million in expenses relative to our airport location consolidation project for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2002 the non-cash component was primarily comprised of impairment charges of approximately $5.9 million and $14.2 million, respectively and excess depreciation of approximately $6.2 million and $18.6 million, respectively, and a gain on rejected leases of $2.1 million in the third quarter.

     Combining Information Technology Systems

      We currently operate two separate and distinct information technology systems, one for each of our Alamo and National brands. During the latter part of 2003, we plan to migrate to one information system and abandon the other. We believe that by combining information technology onto the existing Alamo legacy operating system cost savings can be achieved. Additional benefits of migrating to the Alamo legacy system are expected to include a reduction of support staff, elimination of duplicative system infrastructures, improved operational efficiency, lower cost of training, and standardization across the organization. The migration to one information technology system is not without significant risks, such as the ability to successfully migrate onto one system, additional delays in implementation, the temporary loss of business functionality, questions regarding the scalability of existing infrastructure, and the need for coordination with third party vendors to accept system changes. We have accelerated the amortization on $54.9 million of assets at September 30, 2002, which will be abandoned, upon the migration to one system. In the fourth quarter, we revised the information technology system’s estimated useful life and as such, the excess depreciation charge will approximate $2.1 million, per month beginning October 2002.

      We have incurred $18.4 million and $88.3 million in expenses relative to the combining of information technology systems for the three and nine months ended September 30, 2002. The cash component primarily related to external consulting while the non-cash component primarily related to excess depreciation.

     International

      In August 2002, we sold certain assets and transferred specific liabilities related to our Holland and Belgium operations to an unrelated third party and entered into a ten-year franchise agreement. We realized approximately $10.1 million in net proceeds from this transaction. Additionally, we recorded, in the third quarter, a reorganization charge of approximately $1.4 million related to losses on the sale of these assets.

      In the third and fourth quarters of 2002, our German operating and financing subsidiaries filed for receivership under local law. As such in the third quarter, we recorded an impairment charge of approximately $15.8 million to reserve our net investment in these operations.

     Closure of Alamo Local Market Locations

      During 2002, we closed unprofitable local market locations. Costs incurred relative to these closures approximated $1.7 million and $7.8 million for the three and nine months ended September 30, 2002, respectively. Of these amounts $1.7 million and $7.1 million has been classified as a transition and reorganization expense in the three and nine months ended September 30, 2002, respectively. The charges primarily related to disposition of fleet, impaired assets and accruals for rent and severance.

      During the fourth quarter of 2002, management approved and announced a plan to close and abandon our Alamo Local Market Division. We substantially completed our plan of abandonment in the fourth quarter of 2002. The plan included provisions for head count reductions, closure of locations, and reductions of fleet. Pursuant to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the net assets and operating results of the Company’s Alamo Local Market Division will be classified as a discontinued operations in the fourth quarter of 2002. A summary of operating results and total assets relative to Alamo Local Market Division for the periods indicated are as follows (unaudited):

	Three Months		Nine Months
	Ended September		Ended
	30,		September 30,

	2002	2001	2002	2001

Revenue	$31.3	$72.3	$115.2	$201.4
Loss before income taxes	(25.5)	(3.6)	(57.7)	(12.1)

     Professional Fees and Other

      We have incurred professional fees of approximately $10.5 million and $28.5 million for the three and nine months ended September 30, 2002, respectively, for services rendered on behalf of our creditors and us. Separately, we have reclassified approximately $0.5 million of excess interest income to transition and reorganization expense for the nine months ended September 30, 2002. There were no amounts reclassified for the three months ended September 20, 2002.

     Changes in Licensee Operations

      We are currently modifying our current licensee structure and are in the process of entering new “dual branded” licensing agreements that will include but not be limited to (1) selling or transferring ownership of certain Alamo locations in existing National licensee markets to the current National licensee, (2) increasing the fees charged to our licensees, and (3) licensing our Alamo locations to current National licensees in those markets where an Alamo location currently does not exist. As of the fourth quarter of 2002, we have reached an agreement with the Policy Advisory Committee of our licensees and have entered into new agreements with a number of our domestic licensees.

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

     Interest Expense

      Interest expense for the periods indicated comprised (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Vehicle interest expense	$42.0	$73.6	$111.4	$221.7
Non-vehicle interest expense	14.1	14.3	40.9	48.0

	$56.1	$87.9	$152.3	$269.7

      The decrease in vehicle interest expense for the quarter-to-date and year-to-date periods ended September 30, 2002 as compared to September 30, 2001 is due to lower average vehicle debt outstanding for the comparative period coupled with lower weighted average interest rates. The decrease in non-vehicle interest expense is due primarily to lower amortization of debt issue costs related to our interim financing and our revolving credit facilities. Amortization of debt issue costs relative to these facilities approximated $2.5 million for the three months ended September 30, 2002 and approximately $1.7 million for the three months ended September 30, 2001. Amortization of debt issue costs relative to these facilities approximated $5.5 million for the nine months ended September 30, 2002 and approximately $13.6 million for the nine months ended September 30, 2001.

     Other (Income) Expense, Net

      The components of other (income) expense, net are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Fair value adjustment on interest rate hedges and recognition of deferred losses	$8.9	$—	$30.5	$2.3
Loss on sale and leaseback transactions	—	—	—	4.2
Other expense (income)	(0.2)	5.0	3.7	4.3

	$8.7	$5.0	$34.2	$10.8

      We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. The effect of applying these standards for the nine months ended September 30, 2001 was a mark-to-market loss of $2.3 million. The amount recognized related to the changes in fair market value of the time value component of our stand-alone caps. Due to reductions in our fleet debt and the termination of certain interest rate hedges we recognized deferred losses of approximately $8.9 million for the three months ended September 30, 2002 and $30.5 million for the nine months ended September 30, 2002. We expect amortization of remaining intrinsic and time value of these deferred losses will approximate $35.4 million for the year ended December 31, 2002.

      During 2001, we entered into a series of sale and leaseback transactions, which yielded net proceeds of approximately $110.3 million. The leases, with terms of not less than 20 years, are treated as operating leases. Gains realized on the sale of the properties have been deferred and are being recognized over the life of the respective leases. Losses recognized in earnings approximated $3.7 million in the first quarter of 2001 and $0.5 million in the second quarter of 2001. Deferred transaction gains that will amortize over the life of the leases approximated $34.1 million of which $29.5 million remained as of September 30, 2002.

      Other expense (income), net was $(0.2) million and $3.7 million for the three months and nine months ended September 30, 2002 respectively, and $5.0 million and $4.3 million for the three and nine months ended September 30, 2001, respectively. The decrease is primarily due to a loss recognized on the sale of land and building in the prior year.

     Provision for Income Taxes

      As a result of significant adverse changes in the business environment, current operating cash flow losses and projected operating cash flow losses for the foreseeable future, management believes that it is more likely than not that the tax assets are no longer realizable and as disclosed in our Form 10-Q for the period ended September 30, 2001 we ceased accruing benefit for current period losses and recorded a $103.5 million valuation allowance for certain tax assets and net operating loss carry-forwards. The provision for income taxes was $131.5 million and $99.0 million for the three and nine months ended September 30, 2001, respectively.

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

     Third Quarter 2002 versus Second Quarter 2002

      A summary of our quarterly operating results is as follows for the periods indicated (in millions except for statistical amounts as noted):

	Three months ended

	September 30,		June 30,
	2002	%	2002	%

Revenue	$713.3	100.0%	$656.5	100.0%
Direct operating costs	314.0	43.9	294.0	44.7
Vehicle depreciation, net	220.1	30.9	218.1	33.2
Selling, general and administrative	128.4	18.0	137.2	20.9
Transition and reorganization expenses	60.0	8.4	63.7	9.7
Interest income	(1.1)	(0.1)	(1.2)	(0.2)
Interest expense	56.1	7.9	48.5	7.4
Other (income) expense, net	8.7	1.2	13.5	2.0

Loss before income taxes	$(72.9)	(10.2)%	$(117.3)	(17.7)%

Key Statistics
Revenue per day	$37.97		$38.06
Charge days (in millions)	18.5		16.9
Average fleet	251,822		243,128
Fleet utilization	79.7%		76.7%

      Our third quarter is historically a stronger revenue period than our second quarter. As such, revenue increased $56.8 million or 8.7% in the third quarter as compared to the second quarter of 2002. The increase in revenue is primarily driven by an increase in rental volume of 8.7% while pricing rates remained flat.

      Direct operating costs increased by $20.0 million due to increases in field personnel costs, fleet damages, insurance costs and airport fees.

      Vehicle depreciation increased slightly by $2.0 million due to a higher average fleet but which was offset by cost savings driven by lower depreciation rates.

      Selling, general and administrative costs decreased $8.8 million primarily due to the reversal of excess advertising and bonus accruals, as previously discussed.

      Interest expense components are as follows for the three-month periods indicated (in millions):

	September 30,	June 30,
	2002	2002

Vehicle interest expense	$42.0	$34.6
Non-vehicle interest expense	14.1	13.9

	$56.1	$48.5

      The increase in vehicle interest expense is due to higher average vehicle debt outstanding and slightly higher interest rates in the current period.

Cash Flows

      The following discussion relates to the major components of changes in cash flows for the nine-month periods ended September 30, 2002 and 2001.

     Cash Flows from Operating Activities

      Cash provided by operating activities was $26.5 million for the nine months ended September 30, 2002, and cash used in operating activities was $345.5 million for the nine months ended September 30, 2001. The increase in cash provided by operating activities in 2002 as compared to 2001 is primarily due to increased proceeds from vehicle sales. The decrease in proceeds from receivables is due to a large number of manufacturer receivables for vehicle dispositions in the latter half of the fourth quarter of 2000 being collected in the first quarter of 2001.

     Cash Flows from Investing Activities

      Cash flows provided by investing activities was $2.8 million for the nine months ended September 30, 2002, and cash flows provided by investing activities were $85.5 million for the nine months ended September 30, 2001. Cash provided by investing activities in 2001 were primarily derived from our sale and leaseback transactions which were not recurring in 2002.

     Cash Flows from Financing Activities

      Cash flows used in financing activities for the nine months ended September 30, 2002 was $165.8 million, and cash flows provided by financing activities were $285.5 million for the nine months ended September 30, 2001. The increase in cash flows used in financing activities is primarily due to our lenders restricting borrowings on our vehicle financing facilities coupled with our repayment of certain of these facilities. Proceeds from decreases in restricted cash were used to fund payments of outstanding vehicle debt and in some limited instances purchase new vehicles. You should read the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein.

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

      On June 30, 2000 we entered into an agreement with a lender for interim financing of $225.0 million in connection with our separation from our former Parent. The initial term of the interim financing was 12 months. We have extended $200.0 million of the interim financing into a six-year term loan due in June 2007. In accordance with the term of the agreement, upon conversion to the term loan we issued immediately exercisable warrants representing approximately 3.7 million shares and paid a fee of $6.0 million. The term loan bears interest at an increasing rate starting at 14.5% as of October 1, 2001 and increases by 50 basis points each 90 day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed-rate note with a similar maturity. The warrants have a term of 10 years and an exercise price of $0.01 per share. The fair value of the warrants on June  30, 2001, the date of issue, was $11.0 million. The warrants are treated as a note discount, and are being amortized as a component of interest expense, over the term of the refinancing. Upon request of the holder of the notes and warrants we are required to file registration statements with the Securities and Exchange Commission which will register the fixed-rate notes referred to above and the shares of common stock issuable upon the exercise of the warrants. To the extent we do not file these registration statements or they are not declared effective within certain time constraints we will be required to pay penalties. In connection with the consummation of our sale and leaseback transactions, we were obligated to use the proceeds to pay-down the interim financing. However, as part of an amendment to the interim rate facility, the lender agreed that such proceeds could be used for general corporate purposes until September 30, 2001, at which time we would be required to pay-down the interim financing by approximately $70.0 million.

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

     Surety Bonding

      In the normal course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. To date, we have satisfied financial responsibility requirements for airports, regulatory agencies and insurance companies by making cash deposits, obtaining surety bonds or by obtaining bank letters of credit. At March 6, 2003, we had outstanding surety bonds of approximately $127.2 million, which expire during 2003. Because of our financial performance and a difficult surety market we have provided our principal surety provider a security interest in certain of our assets. Continued losses will adversely affect our financial condition and our ability to maintain or renew these surety bonds. In addition, we can not assure you that our primary surety provider will continue to consent to maintaining these surety bonds or provide new bonds or renew existing bonds as needed, which could have a material adverse effect on our business, consolidated results of operations and/or our financial condition. In the first quarter of 2002, we have entered into an agreement, approved by the Bankruptcy Court, with our primary surety provider to post additional cash collateral in exchange for the commitment of the surety provider to issue designated surety bonds for the remainder of 2002. As of March 6, 2003 we have deposited $12.5 million with our primary surety provider. On March 17, 2003, the Bankruptcy Court, approved a new agreement with our primary surety provider, which provides, for us to deposit up to an additional $35.5 million with our primary surety provider in exchange for their commitment to issue the designated surety bonds for the remainder of 2003. Additionally, our former Parent provides financial guarantees of approximately $29.5 million in favor of our surety provider.

     Financing Requirement

      As previously discussed we are operating certain of our domestic operating subsidiaries under Bankruptcy Court protection. The protection enabled us to accumulate cash by not paying our obligations timely and deferring, pursuant to the Bankruptcy Code, two of our depreciation payments on our fleet.

      As of September 30, 2002, cash and cash equivalents approximated $183.7 million of which $160.5 million is held by the Debtors. On April 10, 2002, the Bankruptcy Court approved our use of this cash collateral, subject to achieving certain cash flow projections as debtors-in-possession through September 22, 2002. On February 6, 2003, the Bankruptcy Court extended our approved use of this cash collateral to March 19, 2003. During this period, we plan to use this cash collateral to finance our ongoing operations. We have filed, with the Bankruptcy Court, a motion to allow our use of cash collateral beyond March 19, 2003

      We have entered into a loan agreement with a vehicle supplier in an amount not to exceed $62.5 million. In exchange for the lending commitment, we committed to purchase a stated number of model year 2004 vehicles from the lender. A portion of the loan is expected to be repaid by forgoing vehicle incentive payments earned during the last half of 2003 and into 2004, should the debt remain outstanding. We currently expect to repay any amounts outstanding under the loan before December 30, 2003. However, any amounts outstanding under the agreement on December 30, 2003 will begin to accrue interest at a floating rate based on a spread over LIBOR. Notwithstanding the forgoing, amounts outstanding under the agreement are to be repaid at the earliest of: (i) June 30, 2004; (ii) closing of sale of all or part of the Debtors’ estate; (iii) appointment of a trustee; (iv) the effective date of a confirmed plan or plans of reorganization; (v) conversion of the Bankruptcy Case to a Chapter 7 case; (vi) dismissal of the core Bankruptcy Case; (vii) appointment of an examiner to manage the affairs of the Debtor; or (viii) an Event of Default. Separately, we have been engaged in investigating, and are continuing to pursue, strategic alternatives to maximize stakeholder value and strengthen our financial condition. These strategic alternatives may include the sale of all or part of our business.

      In connection with these strategic initiatives, certain parties engaged in our reorganization or financing may earn contingent incentives, success or emergence fees. The success fees are to be paid based upon a sliding scale affected by the passage of time and the value realized upon reorganization or sale of the Company. We expect these success or emergence fees would not exceed $20.0 million of which, $12.5 million is payable to the Company’s primary vehicle debt surety provider.

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

      In 1997 and 1999, our former Parent engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Until and unless resolved by AutoNation, we may still have several liability with AutoNation to the Internal Revenue Service for all transactions, that occurred while we were part of AutoNation’s consolidated Federal tax returns. We have included below an excerpt from AutoNation’s current report on Form 8-K as of March 3, 2003 regarding these transactions.

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

     Recent Results From Operations

      Our results and financial position as of and for the year ended December 31, 2002 and December 31, 2001 are unaudited and have not been reviewed by our external auditors and may be subject to change. Reflecting our Alamo Local Market Division as a discontinued operation, revenue for the year ended December 31, 2002 was $2,393.8 million and $2,896.7 million for the year ended December 31, 2001. Pre-tax loss from continuing operations, before the consideration of adopting new accounting standards, for the year ended December 31, 2002 was $363.8 million and $482.5 million for the year ended December 31, 2001. As of December 31, 2002, cash and cash equivalents approximated $166.2 million.

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

	Expected Maturity Date							Fair Value
								September 30,
September 30, 2002:	2002	2003	2004	2005	2006	Thereafter	Total	2002

	(In millions)
(Asset)/Liability
Variable rate debt	$61.8	$562.7	$1,492.9	$406.9	$31.2	$—	$2,555.5	$2,555.5
Average interest rates	3.86%	2.96%	2.42%	3.13%	4.57%	—	—	—
Interest rate caps	1,050.3	500.0	1,492.9	406.9	31.2	—	3,481.3	(7.5)
Average rate	6.58%	7.30%	7.08%	8.54%	10.25%	—	—	—

	Expected Maturity Date							Fair Value
								December 31,
December 31, 2001:	2002	2003	2004	2005	2006	Thereafter	Total	2001

	(In millions)
(Asset)/Liability
Variable rate debt	$753.4	$544.4	$1,000.0	$300.0	$222.7	$—	$2,820.5	$2,820.5
Average interest rates	2.83%	2.95%	2.18%	2.17%	2.77%	—	—	—
Interest rate caps	858.5	500.0	1,000.0	300.0	222.8	—	2,881.3	(22.3)
Average rate	6.37%	7.30%	6.71%	7.74%	7.88%	—	—	—

Item 4.     Controls and Procedures

      a) Evaluation of disclosure controls and procedures

      We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported to the Company’s principal executive officers. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

      b) Changes in internal controls

      Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

4.1	Amended and Restated Base Indenture, dated August 30, 2002, between ARG Funding Corp. II, as Issuer and The Bank of New York, as Trustee.
4.2	Master Motor Vehicle Lease and Servicing Agreement, dated as of August 30, 2002, among Alamo Financing L.P., as Group IV lessor, Alamo Rent-A-Car, LLC, as Group IV lessee, and ANC Rental Corporation as guarantor and servicer. Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
4.3	Master Motor Vehicle Lease and Servicing Agreement, dated as of August 30, 2002, among Cartemps Financing L.P., as Group IV lessor, Spirit Rent-A-Car, Inc., as Group IV lessee, and ANC Rental Corporation as guarantor and servicer. Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
4.4	Master Motor Vehicle Lease and Servicing Agreement, dated as of August 30, 2002, among National Car Rental Financing Limited Partnership, as Group IV lessor, National car Rental System, Inc., as Group IV lessee, and ANC Rental Corporation as guarantor and servicer. Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Description

4.5	Amended and Restated Series 2002-2 Supplement, dated as of August 30, 2002, between ARG Funding Corp. II, as Issuer, and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of August 30, 2002. Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
4.6	Fifth Amended and Restated Master Collateral Agency Agreement dated as of June 11, 2002 among ANC Rental Corporation as Master Servicer, National Car Rental Financing Limited Partnership, Alamo Financing L.P., Cartemps Financing L.P., Alamo Rent-A-Car LLC, National Car Rental System Inc., Spirit Rent-A-Car, Inc. d/b/a Alamo, as grantors and Citibank N.A. as Master Collateral Agent.
99.1	Risk factors.
99.2	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Reports on Form 8-K.

      Form 8-K, dated July 17, 2002 (filed July 17, 2002), Item 4 reporting the dismissal of Arthur Andersen LLP, and subsequent appointment of E&Y as ANC Rental Corporation’s independent public accountants.

      Form 8-K, dated July 23, 2002 (filed July 23, 2002), Item 9 reporting ANC Rental Corporation’s filing it’s Debtor monthly operation report with the Bankruptcy Court for the period ended June 30, 2002.

      Form 8-K, dated August 22, 2002 (filed August 22, 2002), Item 9 reporting ANC Rental Corporation’s filing it’s Debtor monthly operation report with the Bankruptcy Court for the period ended July 31, 2002.

      Form 8-K, dated August 28, 2002 (filed August 28, 2002), Item 9 reporting ANC Rental Corporation’s release of information regarding its Management’s Discussion and Analysis of Financial Condition and Results of Operations for the quarterly period ended March 31, 2002.

      Form 8-K, dated September 24, 2002 (filed September 24, 2002), Item 9 reporting ANC Rental Corporation’s filing it’s Debtor monthly operation report with the Bankruptcy Court for the period ended August 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 18, 2003	ANC RENTAL CORPORATION

	By:	/s/ DOUGLAS C. LAUX

Douglas C. Laux
Sr. Vice President, Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification by Chief Executive Officer

I, William N. Plamondon, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ANC Rental Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ WILLIAM N. PLAMONDON, III
William N. Plamondon, III
Chief Executive Officer

Certification by Chief Financial Officer

I, Douglas C. Laux, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ANC Rental Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ DOUGLAS C. LAUX

Douglas C. Laux
Chief Financial Officer