Form 10-K
period 2002-12-31
ANC RENTAL CORP
filed 2003-05-22
CIK 1097523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-30776

ANC RENTAL CORPORATION

(Debtor-in-Possession as of November 13, 2001)

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0957875 (I.R.S. Employer Identification No.)
200 South Andrews Avenue, Fort Lauderdale, Florida (Address of principal executive offices)	33301 (Zip Code)

Registrant’s telephone number, including area code:  954-320-4000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ (#2)  No ☒ (#1)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

     Yes ☐  No ☒

     As of April 28, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,150,000. For purposes of this computation, shares held by directors and executive officers of the registrant have been excluded.

     Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of April 28, 2003, 45,296,139 shares of the registrant’s common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding. The Company’s stock is traded on the NASD OTC Bulletin Board.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1.     Business

Company Overview

      ANC Rental Corporation (“ANC Rental”) was incorporated in Delaware in October 1999 as a wholly owned subsidiary of AutoNation, Inc. (“AutoNation” or “our former Parent”). On June 30, 2000 AutoNation distributed all of our outstanding common stock to its stockholders and we became an independent public company.

      We own and operate car rental businesses under the brand names Alamo and National. Our rental operations have a presence in the airport leisure and business travel market. In 2002, we operated an average worldwide fleet of approximately 214,000 cars. Alamo and National serve the daily rental needs of both leisure and business travelers from a network of more than 3,200 on-airport and near-airport locations in all 50 states of the United States, as well as in Canada, Mexico, Europe, the Caribbean, Latin America, Asia, the Pacific Rim, Africa and the Middle East. In the year ended December 31, 2002, our operations generated revenue of approximately $2.4 billion, which includes $338 million from operations outside of North America, the majority of which was generated in the United Kingdom.

      Alamo, our value brand, has been in business for more than 25 years. National, our premium brand, has been operating since 1947. Alamo primarily serves the value leisure market, while National primarily serves the airport premium business and leisure travel market. Alamo and National operate through both company-owned and franchised locations in the United States and internationally.

Chapter 11 Proceedings

      On November 13, 2001, ANC Rental Corporation and certain of our direct and indirect U.S. subsidiaries (each, a “Debtor,” and collectively “Debtors”) filed voluntary petitions under chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the district of Delaware (Case No. 01-11200 et al., Jointly Administered). The Debtors remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. For example, certain types of capital expenditures, certain sales of assets and certain requests for additional financings will require approval by the Bankruptcy Court. There is no assurance that the Bankruptcy Court will grant any requests for such approvals. Subsequent to the filing of the chapter 11 petitions, we obtained several court orders that authorized us to pay certain pre-petition liabilities and take certain actions to preserve the going concern value of the business, thereby enhancing the prospects of reorganization. Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. However, as a result of the chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. The Debtors do not include our international operations, our insurance captive or our fully consolidated special purpose financing entities.

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

      Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Debtors at the filing date, as well as most litigation pending against us, are stayed and other pre-petition contractual obligations may not be enforced against the Debtors. We have notified all known claimants and historical creditors that the Bankruptcy Court established a bar date of January 14, 2003. A bar date is the date by which a claimant, whose claim against the Debtors is either omitted from or listed different from the amount or status described in the schedules of liabilities filed by the Debtors with the Bankruptcy Court, must file a claim against the Debtors if the claimant wishes to participate in the chapter 11 case as provided for in any Plan of Reorganization. In addition, the Debtors have the continuing right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these subsequent rejections may file claims with the Bankruptcy Court subject to an extended bar date. Any damages resulting from rejection of executory contracts and unexpired leases are treated as unsecured pre-petition claims. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, which contracts and leases will be assumed or rejected, the effect of the proceedings on our businesses or the recovery by creditors and equity holders of the company.

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

      As a result of the bankruptcy filings and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in our financial statements. Our financial statements do not include any adjustments that may result from the resolution of these uncertainties. In particular, our financial statements do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as a result or a plan of reorganization. Adjustments necessitated by a plan of reorganization will materially change the amounts reported in the consolidated financial statements included elsewhere herein.

      The ability of the company to continue as a going concern is dependent upon, among other things, (i) our ability to generate adequate sources of liquidity, (ii) our ability to generate sufficient cash from operations, (iii) the ability of our subsidiaries that are not included in the chapter 11 cases to obtain necessary financing, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) our ability to achieve profitability following such confirmation. Because we can give no assurance that we can achieve any of the foregoing, there is substantial uncertainty about our ability to continue as a going concern.

ANC Rental Business Strategy

      Our goal is to be the brand leaders in our industry, achieving consistent, sustainable and profitable growth. Our success will be driven by customer satisfaction, employee pride and value creation. The core elements of our overall strategy include:

•	Increase Customer Focus. We believe consistently exceeding customer expectations will result in increased loyalty and maximize the value of our customers to us.

•	Execute a Focused Multi-Brand Strategy. We are implementing numerous marketing and other initiatives aimed at optimizing the position of Alamo and National as separate brands in the airport marketplace capitalizing on their established brand equity and inherent strengths.

•	Improve Profitability. Through our restructuring efforts, we are committed to increasing profitability, operating margins and stakeholder value through specific initiatives to increase revenue, lower costs and improve fleet utilization.

•	Continually develop the skills of our associates. Our success is driven by our team’s ability to focus on the execution of our plan. As an organization, we will provide the tools to improve their quality and performance in serving our customers.

Restructuring Efforts

      During 2001 we commenced a comprehensive review of our business practices and processes to identify the key operational, organizational and system changes required to return us to profitability and position us for future growth (the “Restructuring Plan”). The Restructuring Plan was focused on the execution of an innovative “dual branded” strategy built upon the unique attributes of the Alamo and National brands. The plan required realignment of our organizational structure, programs and third party relationships in support of this strategy and the achievement of significant reductions in the Company’s global cost structure.

      During 2002 we focused our restructuring efforts on six aspects of our business in order to improve profitability. The six operating focuses included: (i) brand positioning, (ii) rate, product and rental policy programs, (iii) non-vehicle related cost reduction opportunities, (iv) internal management reporting and fiscal budget processes, (v) customer reservations process, and (vi) revenue management policies and procedures. The discussion below summarizes certain of the key initiatives launched in 2002 and their current status. We believe our substantial completion of the Restructuring Plan during 2002 provides a strong foundation for our 2003 Business Plan.

Airport Location Consolidation

      As of the date of the bankruptcy filing, Alamo and National operated under 140 separate stand-alone concession agreements at seventy airports including most of the major airports in the United States. During 2002, we consolidated as many of these separately branded locations as possible into dual branded locations. We believe that by consolidating operations into one dual branded facility we will be able to lower operating costs and improve vehicle utilization, lower personnel expense, and reduce rent expense. While material uncertainties and negotiations with third parties make it difficult to predict the length of time it will take to complete each location consolidation or whether all of the anticipated consolidations will occur as planned, we plan to substantially complete the facility consolidation program during 2003. As of March 31, 2003 we have dual branded our operations at forty-six of these airports and have received court orders allowing us to dual brand an additional three airport locations, which we expect to complete by the end of 2003.

Combining Information Technology Systems

      We currently operate two separate and distinct information technology systems, one for each of our brands. We plan to migrate to one information system and abandon the other. We believe that by combining information technology onto one of our operating systems cost savings can be achieved. Additional benefits of migrating to one system are expected to include a reduction of support staff, elimination of duplicative system infrastructures, improved operational efficiency, lower cost of training, and standardization across the organization. The migration to one information technology system is not without significant risks, such as the ability to successfully migrate onto one system, additional delays in implementation, the temporary loss of business functionality, questions regarding the scalability of existing infrastructure, and the need for coordination with third party vendors to accept system changes.

Exiting Certain International Locations

      In August 2002, we sold certain assets and transferred specific liabilities related to our Holland and Belgium operations to an unrelated third party and entered into a ten-year franchise agreement. We realized approximately $10.1 million in net proceeds from this transaction. In the third and fourth quarters of 2002, our German operating and financing subsidiaries filed for receivership in Germany under local law.

Closure of Alamo Local Market Operations

      During the fourth quarter of 2002, management approved and announced a plan for the closure and abandonment of our Alamo Local Market Division. The plan included provisions for employee terminations, closure of locations, and disposal or transfers of fleet to other operations.

Changes in License Operations

      We have modified our past licensee structure and have entered into new “dual branded” licensing agreements that include but are not be limited to (i) selling or transferring ownership of certain Alamo locations in existing National licensee markets to the current National licensee, (ii) increasing the fees charged to our licensees, and (iii) licensing Alamo to current National licensees in those markets where an Alamo location currently does not exist. As of March 31, 2003, we have reached an agreement with the Policy Advisory Committee of our licensees and have entered into new agreements with the vast majority of our domestic licensees.

Strategic Alternatives

      In addition to addressing marketing, customer service and operating issues, we continue to assess and explore strategic alternatives that may include the sale of all or part of our business.

Airport Operations

      We currently operate Alamo and National locations at on-airport and near-airport locations on a worldwide basis through both company-owned and licensed rental locations. We operate in three separate and distinct geographic regions: the United States, Canada and International, which includes rental operations primarily located in Europe.

Business Strategy and Operations

      The business strategy for our airport operations includes the following principal components:

•	Execute a Focused Multi-Brand Strategy. While our brands both compete in the airport market, each executes a specific strategy targeted at its core businesses:

—	Alamo focuses on value-oriented renters, primarily leisure and small business travelers. Alamo markets to value oriented leisure travelers, particularly families, and aims to associate Alamo with the vacation experience.

—	National seeks to further improve its position as a premium brand that is focused on business and frequent travelers. National’s marketing is designed to educate travelers about National’s strong service offerings — particularly Emerald Club — and emphasizes transaction speed, ease, and vehicle choice as positive brand attributes.

•	Provide a Superior Customer Experience. Each brand continually seeks consistent delivery of its service offerings to their specific customer bases:

—	Alamo’s focus is to become the preferred value brand in the rental market. We believe that the small business renter and the leisure renter have similar needs making Alamo a natural fit for all value conscious renters. Our strategy is to expand our current leisure renting relationships to also include value conscious business travel.

—	National’s focus is to provide the frequent traveler rapid and efficient service which minimizes interaction and paperwork at our rental facilities. National’s Emerald Aisle service allows a customer enrolled in the brand’s proprietary Emerald Club program to complete the rental transaction without having to visit the rental counter. The customer may proceed directly to the Emerald Aisle, select the car of his or her choice, and proceed to the exit gate where the transaction is completed without paper in a matter of minutes. Frequent travelers familiar with the Emerald Aisle program have enthusiastically endorsed the service and we believe that National will benefit as travelers become more aware of the brand’s service attributes.

•	Utilize the Internet to Fuel Organic Growth. We will continue to aggressively develop our e-commerce business through the use of our web sites and key e-commerce partner relationships for both brands. National recently launched a breakthrough product Quickrent. Quickrent enables an Internet customer to not only reserve, but also functionally rent their car on line. Upon arrival at the location they proceed to the vehicle and directly to the exit gate eliminating the need to stop at the rental counter. We believe this product will provide a premium internet experience, build customer loyalty and satisfaction and provide additional opportunities to reduce our operating transaction costs. We expect to achieve our goal of continually improving the functionality of our web sites by leveraging our Internet expertise, technology and research across all of our brands. We are also expanding business-to-business connectivity between our web sites and corporate accounts, travel agents and tour operators in order to facilitate communication, administration, information and data flow.

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

      Due to the brand’s value-oriented leisure focus, Alamo’s top ten rental locations are located in major tourist destinations, such as Florida, California, Nevada and Hawaii. In 2002 these top ten locations include cities such as Orlando, Miami, Los Angeles, Las Vegas, Fort Lauderdale, Tampa, San Francisco, Maui, and other major markets, which collectively generate approximately 42% of Alamo’s total domestic revenue. Because the Alamo brand primarily targets the leisure traveler, approximately 37% of its business comes from the direct consumer sub-market (including Internet revenues), approximately 48% comes from domestic and international tour, travel agent and affinity (e.g. travel clubs, airlines, hotels, etc.) channels and the remainder comes from the value-oriented business travel segment.

National Rental Operations

      National has built its reputation in the industry as a provider of premium vehicle rental services, targeting the needs of the frequent traveler. National’s business base is more diverse than Alamo’s as a result of the brand’s focus on the frequent premium business traveler. National’s top ten rental locations, which generate approximately 29% of its total revenue, comprise major business travel destinations, such as Los Angeles, Atlanta, Dallas, Seattle, Newark, Chicago, Philadelphia and Detroit. The National brand has found success positioning itself in the business travel market. Accordingly, commercial accounts represent approximately 48% of its revenue. Its remaining revenue comes from the leisure travel market through sources such as Emerald Club Members, travel agents and affinity groups.

Sales and Marketing

      In order to better leverage our sales and marketing efforts and thereby lower our operating costs, we have merged our sales force into one team that has a specifically tailored focus for each brand.

      The Alamo brand focuses its sales and marketing activities on the following customer segments:

•	Domestic and International Tour Operators. Tour operators create package tours by assembling various components of travel such as airfare, hotel, car rental and destination features. Our sales force contracts with tour operators, typically for one year, to be a primary or secondary provider of car rental services for these tour operators’ packaged vacations.

•	Travel Agencies. Alamo enjoys preferred relationships with large consortia groups such as American Express, Vacation.com and Carlson Wagonlit who offer our car rental services through their extensive travel agency networks. Alamo markets to front-line travel agents through global distribution systems and its proprietary Alamo CASH-IN Club program which is an incentive program developed specifically for front-line agents.

•	Direct Customers. Alamo markets to consumers using the Internet at our Alamo.com website, television, newspapers, specialized seasonal product offerings (such as ski products), targeted direct mail and e-mail and partnership efforts. Alamo also leverages its partnership with Disney as the Official Car Rental Company of Walt Disney World and Disneyland.

      The National brand focuses its sales and marketing activities on the following customer segments:

•	Corporate Accounts. National has had a strong presence in the corporate market for over 50 years and primarily serves its corporate renters via its sales force who contract and maintain relationships with corporate accounts. Emerald Club membership offers corporate renters a quick and easy paperless rental and their choice of vehicle at the Emerald Aisle.

•	Emerald Club. National Emerald Club members are served through a dedicated communication area at our reservation centers and through special booking paths at our Nationalcar.com web site. In addition, National uses telesales and direct marketing efforts to reach and service small and mid-size accounts which are an important component of its mix of corporate business.

•	Other Frequent Renters. National markets its products to frequent renters through the Internet, television, newspapers, trade publications and direct marketing and partnership efforts.

      Both Alamo and National contract with, and participate in, association and affinity programs, including travel clubs, trade and professional associations and conventions, in order to reach their members with special benefits and promotions. In addition, several of the programs provide renters with discounts and rewards at retail outlets, restaurants and travel clubs.

Reservations

      We operate three reservations centers located in Charleston, South Carolina, Boca Raton, Florida and Salt Lake City, Utah. Our central reservation system routes calls to all centers for optimal utilization so customers get the quickest and best service. A large percentage of Alamo’s and National’s bookings are directed to our reservation system through airline and other third-party reservation systems, including systems operated by Sabre Holdings, Galileo International, Worldspan and Amadeus. Separately, we believe the Internet is an attractive low cost alternative to traditional reservation processes. The Internet provides the consumer with real-time, interactive services, which tend to be used over and over again.

International Rental Operations

      We operate the Alamo and National brands in 77 countries outside the United States and Canada. Internationally, we have over 2,300 locations consisting of both on-airport and city operations. Alamo and National have an international fleet of approximately 151,000 rental vehicles, of which approximately 33,000 are within company-owned locations.

      With the exception of the United Kingdom, Germany and Switzerland, we operate primarily through franchised locations in Europe, Africa, the Middle East, Asia, the Pacific Rim, Australia, Latin America and the Caribbean. Our operations outside North America accounted for approximately 11% of our revenue for the year ended December 31, 2002, of which approximately 78% was generated in the United Kingdom, where we believe we have a leading market position.

      Until October 1997, our international company-owned operations consisted solely of Alamo locations in the United Kingdom, Germany and several smaller continental European countries. In October 1997, we significantly increased our international presence with the acquisition of EuroDollar plc, which moved us into a market leadership role in the United Kingdom. Commencing in February 1998, we began the consolidation and expansion of our international operations, combining the acquired EuroDollar operations with Alamo’s European operations and some existing EuroDollar licensees and joint ventures. Since that time, we have focused our efforts on re-branding the businesses and developing the network for both the Alamo and National brands.

      Before February 1, 1998, National served its customers in Europe, Africa and the Middle East through a marketing affiliation with Europcar/Interrent. Beginning February 1, 1998, as a result of the acquisition and rebranding of EuroDollar in the fourth quarter of 1997, National began to operate, and in some cases license, its own locations in each of these markets. National serves its customers in Japan and other parts of the Pacific through a marketing affiliation in Japan. In July 2000, our unprofitable Australian operations were divested in a sale to an independent third party, who then became a National licensee.

      In August 2002, we sold certain assets and transferred specific liabilities related to our Holland and Belgium operations to an unrelated third party and entered into a ten-year franchise agreement. In the third and fourth quarters of 2002, our German operating and financing subsidiaries filed for receivership in Germany under local law.

      Within the European marketplace, the business market accounts for approximately 66% of our revenue, the leisure market accounts for approximately 31% of our revenue and the insurance replacement market accounts for approximately 3% of our revenue.

      Internationally, Alamo’s market strength is in the leisure rental market with its focus on generating inbound leisure business to the United States from tour operators, car rental brokers and retail travel agencies. National supports its local country sales forces in Europe with a pan-European sales organization covering all major countries. The pan-European sales organization is geographically based at the point of decision for each multinational account, creating a seamless global account management system to benefit multinational corporate customers.

      Additional financial information with respect to revenues and assets of our International operations is included in Note 15 of our Consolidated Financial Statements included elsewhere herein.

ANC Rental Fleet Operations

Fleet Management Strategy for Airport Operations

      The single largest cost to a rental car company is its fleet. Since the mid 1980s, vehicle rental companies have acquired vehicles primarily through manufacturer repurchase programs. Repurchase prices under these programs are based on either a specified percentage of original vehicle cost determined in the month the vehicle is returned or the original capitalization cost less a set daily depreciation amount. These repurchase programs limit a vehicle rental company’s residual value risk with respect to vehicles purchased under the programs.

      We hold vehicles in our daily rental fleet for up to fifteen months, with the average vehicle age being less than nine months. Approximately 96% of our model year 2002 vehicle acquisitions for the airport operations of Alamo and National were acquired under operating leases or manufacturer repurchase programs and were not subject to residual value risk. Manufacturer repurchase programs allow cars conforming to the terms of the agreement to be returned to the manufacturer at the end of their service lives at a predetermined residual value. For the model year 2001, 3.7% of the repurchase program cars were not returned to the manufacturer or were subsequently rejected by the manufacturer after their return.

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

Vehicle Supply

      General Motors has been the principal supplier of rental vehicles to Alamo and National for many years. Our supply agreement with General Motors requires us to purchase a minimum number of units spanning all the General Motors brands. In return, General Motors has agreed to provide certain incentives as well as a minimum number of vehicles. In model year 2002, vehicles manufactured by General Motors made up approximately 61% of our total domestic rental fleet purchases. In an effort to efficiently manage our fleet cost we may modify the mix of vehicles we purchase in the 2003 model year. We expect to purchase a lesser percentage of our domestic rental fleet from General Motors, replacing it with other vehicle suppliers including, but not limited to, Chrysler, Mitsubishi, Toyota, Isuzu, Ford, Nissan and Suzuki.

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

      Domestically, our Odyssey information system supports the National brand while the Alamo brand uses a legacy system. Both systems are fully integrated information systems that include reservations, rental operations and fleet management. We intend to consolidate the information technology platforms supporting the Alamo and National airport businesses over the next twelve months. We believe that by consolidating we will incur lower administrative costs as operations are standardized on one common platform.

      National’s UK operations use a fully integrated separate system, with interfaces to both Odyssey and Alamo’s systems.

Customers

      No single customer represented greater than 10% of our total revenue during 2002.

Competition

      The automotive rental industry is capital intensive and is characterized by intense price and service competition. We believe we compete through a competitive pricing structure, increased service levels, better vehicle quality, availability and value, and convenient rental locations maintained in good condition. In any given location, we may encounter competition from national, regional and local vehicle rental companies. The brands we primarily compete against domestically are Avis, Budget, Dollar, Enterprise, Hertz and Thrifty. In Europe and other foreign markets, our vehicle rental business competes with the companies listed previously and other national and local vehicle rental companies.

      At times, industry-wide price pressures have adversely affected the major vehicle rental companies, and our vehicle rental business has, on such occasions, priced its product in response to these pressures. Moreover, at times when the vehicle rental industry has experienced vehicle oversupply, competitive pressure has intensified, with a negative impact on the industry’s rental rates. We continually focus on optimizing our cost structure to improve our overall competitive position.

      In the last two years there have been significant changes in the ownership of participants in the vehicle rental industry. Ford Motor Company and Cendant Inc. acquired the outstanding shares of Hertz and Avis, respectively in 2001. In 2002 Cendant Inc. acquired certain assets and liabilities of Budget Group, Inc. We believe Hertz, Avis, Enterprise and Budget are significantly better capitalized than most of the remaining participants in the industry and, as such, more formidable as competitors as they gain access to wider sources of capital at lower rates.

Automotive Rental Regulations

      Our operations generally are subject to various federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, consumer protection, finance, insurance, advertising, currency controls, used vehicle sales, zoning and land use, environmental and labor matters. In addition, a majority of states have considered legislation affecting the sale of loss damage waiver products. To date, approximately half of the states have enacted legislation requiring disclosure to each customer at the time of rental that the customer’s personal automobile insurance may cover damage to the rental vehicle and therefore purchase of a collision damage waiver may be unnecessary. In addition, certain states such as Nevada, California and Illinois have capped the price at which collision damage waivers can be sold. New York previously prohibited the sale of collision damage waivers, and New York and Illinois capped the liability of the renter for damage to the vehicle at a specific dollar value. New York recently repealed the prohibition of the sale of collision damage waiver and the damage recovery dollar value cap and replaced it with a price cap on the sale of collision damage waivers. Adoption of national or state legislation limiting the sale or capping the rates of collision damage waiver products could further restrict sales of this product and additional limitations of potential customer liability could increase the cost of our operations. During recent years, however, two states enacted legislation to rescind the price control of collision damage waivers, two others have raised their price caps, and two states have enacted legislation to partially rescind renter immunity from liability and permit the sale of collision damage waivers.

      As a result of private and past governmental regulatory legal proceedings in some states regarding the sale of other optional service items at the rental counter, such as liability insurance, personal accident coverage, personal effects coverage and other travel related coverages, the vehicle rental industry has requested regulatory agencies and legislative bodies to provide affirmative authorization for the sale of these services and products. To date, a substantial majority of states have either adopted clarifying legislation to fully exempt the industry from licensing requirements or enacted special or limited licenses to specifically cover the sale of insurance products incidental to the vehicle rental. However, the outcome of the legal proceedings and the initiation of any future governmental regulatory proceedings could negatively impact the revenue generated from the sale of these services and products.

      Our operations are also subject to various federal, state and local consumer protection laws and regulations including those relating to advertising and disclosure of charges to customers. The National Association of Attorneys General has promulgated suggested guidelines for vehicle rental advertisements. Alamo and two other industry participants are subject to substantially similar consent decrees resulting from Federal Trade Commission inquiries initiated in 1989, which consent decrees require certain disclosures to customers at each stage of the rental transaction, including in advertisements, of charges that are mandatory and not otherwise reasonably avoidable. The rental car industry has sought and obtained legislation in numerous states which expressly permits the separate itemization of vehicle registration fees and other charges.

Trademarks

      We own a number of registered trademarks including Alamo®, National®, National Car Rental®, Emerald Club® and QuickSilver®. We also have a number of applications pending to register other marks. These trademarks are important to our business. The current registrations of our service marks and trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically provided that we comply with all applicable laws.

Environmental Matters

      The operation of our business is subject to a variety of requirements of national, state/provincial, and local governments that regulate health, safety, the environment, zoning, and land use. Each nation, state, and province in which we operate has its own laws and regulations governing the management of hazardous materials, water discharges and air emissions, solid waste disposal, and, in most cases, the release and cleanup of regulated substances, and liability for these matters. In addition, government authorities at all levels may require permits for some activities at our facilities, and these permits may be subject to renewal, modification, or revocation. These governmental authorities can enforce compliance with these regulatory requirements, and may seek injunctions or impose fines and other sanctions, including criminal penalties, for alleged violations. Our company has incurred, and will continue to incur costs, to comply with applicable environmental laws and regulations.

      Our company’s principal on-going environmental regulatory compliance obligations arise from our use of fuel (unleaded gasoline and diesel) and motor oil. Our company stores these petroleum products in above and underground storage tanks of varying capacities. We upgraded or replaced our underground storage tanks to comply with federal standards that became effective in 1998. We carry out a compliance program to ensure that underground storage tanks do not release their contents to the environment. In 2002, our company initiated a comprehensive inspection and equipment-upgrading program in response to new requirements applicable to our underground storage tanks in California. We do not expect the costs of equipment upgrading identified as being necessary as a result of the California inspection program to have a material adverse effect on our capital expenditures, earnings, or competitive position.

      In 2001, the U.S. government’s General Accounting Office issued a report calling for more frequent regulatory inspections of facilities that store petroleum products in underground storage tanks. Our storage tanks are (and we expect them to continue to be) inspected frequently by state and local regulatory officials. Fines imposed as the result of non-compliances detected through such inspections have not had (and we do not expect them to have) a material adverse effect on us. In 2003, several members of Congress introduced legislation that, if enacted, may impose additional regulatory obligations (including training requirements) upon operators of petroleum storage tanks.

      For above ground storage tanks, we (i) have a compliance program to ensure they have adequate secondary containment to prevent releases to the environment, and (ii) implement plans to prevent or respond to inadvertent spills. In 2002, we modified our compliance program for above ground storage tanks in response to rule changes that became effective nationally in the U.S. We do not expect the cost of these modifications to have a material adverse effect on our capital expenditures, earnings, or competitive position.

      In certain U.S. jurisdictions, our company must operate equipment, and routinely assess the integrity of this equipment, to reduce the release of fuel vapors into the air. We (i) have installed the necessary equipment in those jurisdictions where it is required, (ii) assess the equipment’s integrity in compliance with rules that may vary in each local air quality management district, and (iii) carry out a program to ensure that facility employees have the necessary training to operate and maintain such equipment.

      Discharges of wastewater associated with our company’s operations, chiefly from vehicle washing, are also subject to federal, state/provincial, and local rules. In some situations, these rules require our company to install oil/water separators or grease traps, the costs of which are not material. In some situations, we must obtain permits to discharge to municipal sewer systems or to operate car wash wastewater recycle systems. Our company is generally not subject to U.S. federal rules governing the discharge of storm water from its locations. In some instances, however, and usually because of a contractual commitment to a landlord, a company location adopts and implements a storm water pollution prevention plan.

      In addition to the on-going regulatory compliance obligations described above, our company has liability for addressing past releases from its petroleum storage tank systems or for having sent used oil off-site for management. For past releases on property that our company owns or leases (or formerly owned or leased), the objective is to obtain a determination from a state environmental agency that there is no need for further remedial action (“no further action”). Our company is currently pursuing no further action determinations for approximately eighty locations at which it currently or formerly operated. For many of the locations which our company operates or operated under the National Car Rental brand, our company is indemnified (pursuant to an asset purchase agreement) for the costs of measures necessary to obtain no further action determinations. In some U.S. states, the costs are payable or recoverable from state underground storage tank trust funds.

      In some situations, our company’s ability to secure no further action determinations depends upon decisions committed to the discretion of our landlords. Every U.S. state agency overseeing our company’s efforts to obtain no further action determinations applies some variation of a risk-based corrective action regime. Under such a regime, the residual petroleum that may remain after remedial efforts are undertaken depends upon possible exposure to the residue, and, hence, current and future site use. As a result, some no further action determinations where petroleum residue remains depend upon the imposition of an institutional (e.g., deed or groundwater use restriction) or engineering (e.g., paving) control. In many cases, the landowner (i.e., the company’s landlord) must consent to the imposition of an institutional control. We do not believe that any decision by our landlords to withhold consent to the imposition of institutional controls in connection with risk-based corrective actions will have a material adverse effect on us.

      Our company has experienced a few situations in which its having transported used oil for off-site management has resulted in liability under the Comprehensive Environmental Response, Compensation, and Liability Act (the Superfund statute) and its state counterparts. That statute imposes strict, retroactive, and joint-and-several liability. Our company’s Superfund liability has not in the past had a material adverse effect on our financial condition and our results of operations. The Miami-Dade Airport, a company landlord, has asserted the most substantial Superfund claim against our company to date, albeit for releases at a location at which the company formerly operated. We are defending against that claim vigorously and asserting that it is covered by a contractual indemnity.

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

      We either purchase commercial insurance or act as our own qualified self-insurer for automobile liability, general liability, workers’ compensation and employer’s liability claims. Historically, we retained up to $1.0 million of risk per claim, plus claims handling expense, under our various property, auto liability and general liability insurance programs. In the fourth quarter of 2001, we raised this retention up to $5.0 million in auto liability and general liability insurance programs. We purchase excess liability insurance to provide insurance in excess of the primary liability insurance policies and/or retained losses subject to certain deductibles. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we strive to operate safely and prudently and have, subject to certain limitations and exclusions, certain excess liability insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our results of operations and financial condition.

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

      Surety bonding is required in numerous aspects of our business. Many of our airport concession agreements require us to obtain surety bonds for the benefit of the airport. Similarly, bonding is required in a number of other areas including insurance and titling. Although we currently have an agreement with a surety to issue bonds on our behalf through 2003, the loss of our ability to obtain surety bonds would have an adverse effect on our business and financial condition.

      Currently, certain of our operating subsidiaries are self-insured in 32 states. Periodically, these states review the self-insured status of those entities. Loss of self-insurance status could have a material adverse effect on us. Due to our chapter 11 filing and our current financial condition we cannot assure you that we will be able to maintain or renew our self-insurance status in each state.

Employees

      At December 31, 2002, we employed approximately 15,000 associates worldwide, approximately 2,200 of whom were covered by 37 collective bargaining agreements. Currently, Alamo and National are in the process of negotiating seven collective bargaining agreements, which have expired, and 27 agreements which will expire in 2003 and three agreements which will expire in 2004. We have no collective bargaining agreements outside of North America. We also employ a substantial number of temporary and seasonal workers, and we engage outside services, as is customary in the industry, principally for the non-revenue movement of the rental fleet between locations. We believe that we have good relations with our employees.

Seasonality

      Our business, and particularly the leisure travel market, is highly seasonal. Our third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, we traditionally increase our rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect. The first and fourth quarters for our operations are generally the weakest because of limited leisure travel and a greater potential for weather conditions, either adverse or unseasonable, to impact our business. Moreover, many of our operating expenses including rent, general insurance and administrative personnel remain fixed throughout the year and cannot be reduced during periods of decreased rental demand. The events of September 11, 2001 and the war with Iraq, have impacted air travel patterns, and have directly affected our business, and the historical norms of our industry.

Risk Factors

      In addition to the other information included in this Form 10-K, you should be aware of the following risk factors in connection with our business and ownership of shares of our common stock. We also caution that this Form 10-K contains forward-looking statements. The words “believes,” “should be,” “anticipates,” “plans,” “expects,” “intends” and “estimates,” and similar expressions, identify these forward-looking statements. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, our assumptions may not prove to be correct. Because our assumptions and expectations are subject to risks and uncertainties, actual results may differ materially from the expectations expressed by these forward-looking statements. Important factors that could cause actual results to differ materially from our expectations regarding our financial condition and reflected in our forward-looking statements include the following risk factors. See “Forward Looking Statements” included elsewhere in this Form 10-K.

There are significant uncertainties relating to our bankruptcy proceeding.

      Our future results are dependent upon the successful confirmation and implementation of a plan or plans of reorganization. We have not yet submitted such a plan or plans to the Bankruptcy Court for approval and cannot make any assurances that we will be able to obtain any such approval in a timely manner. When proposed, our plan or plans of reorganization may not receive the requisite acceptance by creditors and other parties in interest and may not be confirmed by the Bankruptcy Court. In addition, due to the nature of the reorganization process, actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the chapter 11 cases. Our ability to maintain existing financing or obtain new financing to fund our operations and our relations with our customers and suppliers may be harmed by protracted bankruptcy proceedings. Further, we cannot predict the ultimate amount of our liabilities that will be subject to a plan of reorganization.

      Other negative consequences that could arise as a result of the bankruptcy proceedings include:

•	making us more vulnerable to a continued downturn in our industry or a downturn in the economy in general;

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	the incurrence of significant costs associated with the reorganization;

•	impacts on our relationship with suppliers and customers, including loss of confidence in our ability to fulfill contractual obligations due to financial uncertainty;

•	placing us at a competitive disadvantage compared to our competitors;

•	limiting our ability to borrow additional funds; and

•	negatively impacting our ability to attract, retain and compensate key executives and to retain employees generally.

      Once a plan or plans of reorganization is finalized, approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, customers and suppliers to do business with a company that recently emerged from bankruptcy proceedings.

Uncertainty with respect to treatment of our liabilities could negatively affect our operations.

      As of the filing of the chapter 11 cases, in general all pending litigation against us has been stayed and no party may take any action to realize on our pre-petition claims except pursuant to further order of the Bankruptcy Court. In addition, we may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. While we anticipate substantially all liabilities as of the petition date will be dealt with in accordance with the ultimate plan or plans of reorganization which will be proposed and voted on in accordance with the provisions of the Bankruptcy Code, there can be no assurance that all the liabilities will be handled in this manner. In addition, additional liabilities subject to the bankruptcy proceedings may arise in the future as a result of the rejection of executory contracts and/or unexpired leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

Our status as a debtor-in-possession under chapter 11 of the Bankruptcy Code raises “going concern” questions.

      Our commencement of chapter 11 cases in the Bankruptcy Court, and other factors such as our recurring losses, raise substantial doubt as to our ability to continue as a going-concern. The financial statements contained herein have been prepared assuming that we will continue as a going-concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including our leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities and the ability to complete our contracts and process them in an efficient manner is subject to significant uncertainty. While in chapter 11, we may sell or otherwise dispose of assets (subject to Bankruptcy Court approval), and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the financial statements.

      Our ability to continue as a going-concern is contingent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate sufficient cash flow from operations and financing arrangements to meet ongoing obligations. We cannot assure you that we will achieve any of the foregoing.

      We have notified all known claimants and historical creditors that the Bankruptcy Court established a bar date of January 14, 2003. A bar date is the date by which a claimant, whose claim against the Debtors is either omitted from or listed different from the amount or status described in the schedules of liabilities filed by the Debtors with the Bankruptcy Court, must file a claim against the Debtors if the claimant wishes to participate in the chapter 11 case as provided for in any Plan of Reorganization. In addition, the Debtors have the continuing right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these subsequent rejections may file claims with the Bankruptcy Court subject to an extended bar date. Any damages resulting from rejection of executory contracts and unexpired leases are treated as unsecured pre-petition claims. The amounts of claims filed by creditors could be significantly different from their recorded amounts.

Holders of our common stock and debt may lose all or part of their investment.

      You may lose all or part of your investment in our common stock. The Bankruptcy Code requires that all debts be settled before stockholders can receive any recovery in our restructuring unless otherwise agreed by the class of unsecured creditors. We cannot assure you that our restructuring will ultimately result in any value for our stockholders. In the event of a liquidation, we believe that our equity would have no value. Furthermore, we cannot predict the value of any recovery to the holders of our debt. The holders of our unsecured debt will likely receive less than the holders of our secured debt. All of our assets and the assets of a majority of our subsidiaries are pledged to secure our debt obligations under various secured debt facilities. Under applicable law, collateral for secured claims must be used first to satisfy secured claims.

We have significant working capital needs.

      Currently, our working capital needs are being satisfied by cash accumulated during our bankruptcy. We have the ability to use cash collateral by order of the Bankruptcy Court through July 19, 2003. Our ability to continue to use this cash collateral is contingent on our meeting certain criteria. Failure to meet these criteria will have a material adverse effect on our financial condition. In order to meet our peak financing needs in 2003, we may need to refinance existing fleet debt, potentially obtain additional debtor-in-possession financing or increase the capacity of our working capital facilities or replace such facilities. Recent and continued operating losses, our bankruptcy, the credit quality of our debt, our status as a debtor-in-possession under chapter 11 and capital market conditions may adversely affect our ability to refinance our debt or obtain additional financing. As a result, we cannot assure you that we will be able to refinance our existing debt or increase the capacity of our working capital funds. In addition, no assurances can be given that our existing sources of liquidity will be adequate to fund our liquidity needs throughout the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to us or adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on our business and financial condition as well as on our ability to successfully restructure and emerge from bankruptcy.

We have substantial debt and are highly leveraged.

      We have a substantial amount of debt outstanding (some of which is subject to compromise), which could adversely affect our financial health. Our vehicle fleet is primarily acquired through the issuance of vehicle secured debt, and we rely heavily on our ability to obtain debt financing to operate our business. You should read the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of our debt and capital structure. As of December 31, 2002, we had approximately $3.5 billion of debt outstanding, including approximately $3.25 billion of vehicle debt and $250.7 million of non-vehicle debt. The Debtors’ filing for chapter 11 represented an Event of Default under each of our financing facilities. Under bankruptcy law, the Debtors are not permitted to make scheduled principal and interest payments with respect to pre-petition debt unless specifically ordered by the Court.

      Depending on the resolution of our bankruptcy proceedings, we could emerge from bankruptcy highly leveraged with substantial debt service obligations. This leveraged position could have important consequences for you. For example, our leverage could:

•	limit our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

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

      In addition, we have entered into a debtor-in-possession financing agreement, which contains material restrictions on our operations. These restrictions limit our ability to, among other things, incur certain debt, create certain liens, pay dividends, make certain investments, sell certain assets, pledge assets, enter into a change in control transaction, or enter into affiliate transactions. Such restrictions may limit our ability to respond to changing business conditions and may prevent us from engaging in transactions which we might otherwise consider beneficial.

We have experienced losses, which may continue in future periods.

      We have experienced net losses of $534.1 million for the year ended December 31, 2002 and $606.7 million for the year ended December 31, 2001. In addition, for the first quarter of 2003, we anticipate that our net loss will approximate $92.7 million. We can not assure you that we will be able to generate net income in the future. Continued losses, and the resulting impact on operating cash flow, will adversely affect our financial condition, and our ability to obtain financing.

We primarily use one surety provider.

      In the normal course of business we are required to post performance and surety bonds as financial guarantees of our performance with airports, self-regulatory authorities and insurance companies. Substantially all of our surety bonding is provided by one surety. Because of our financial performance and a difficult surety market we have provided to our surety a security interest in certain of our assets and cash collateral. We currently have an agreement with our surety to issue bonds on our behalf through 2003. However, substantially all of our surety bonds expire in 2003 and there is no assurance that our surety provider will provide us with adequate surety bonding coverage for the remainder of 2003 or beyond. The loss of our ability to obtain surety bonds would have an adverse effect on our business and financial condition.

We are self-insured in certain domestic locations.

      Certain of our domestic operating subsidiaries are self-insured for property, auto liability and general liability. In 2001, we raised the risk we retain for auto and general liability from up to $1.0 million to up to $5.0 million. There is no guarantee we will be able to renew or continue property liability insurance at current deductible levels. Additionally, state insurance regulatory authorities, on a periodic basis, review our self-insurance status, which includes but is not limited to, a review of our financial condition. Due to our chapter 11 filing and our financial condition we cannot assure you that we will be able to maintain or renew our self-insurance status and as such, we may be required to obtain third party insurance at higher costs or we may be precluded from operating in certain locations.

Competition in the automotive rental industry has and may continue to impact our prices and/or market share.

      We operate in a highly competitive industry. We believe that price is one of the primary competitive factors in the automotive rental industry, particularly in the leisure market. From time to time, we or our competitors, some of which have access to substantial capital, may attempt to compete aggressively by lowering rental prices. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitors’ price reductions we may lose market share, resulting in decreased volume and revenue.

Our business is seasonal.

      Our business, and particularly the leisure travel market, is highly seasonal. Our third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, we traditionally increase our rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect. The first and fourth quarters for our operations are generally the weakest because there is limited leisure travel and a greater potential for weather conditions, either adverse or unseasonable, to impact our business. Moreover, many of our operating expenses including rent, general insurance and administrative personnel, remain fixed throughout the year and cannot be reduced during periods of decreased rental demand. The events of September 11, 2001 and the war with Iraq, have impacted air travel patterns, and have directly affected our business and the historical norms of our industry. As a result, we cannot assure you that we will have the ability to conduct our operations efficiently or profitably at all times during a year.

A decrease in air travel would significantly impact our business.

      Our Alamo and National on-airport and near-airport locations generate substantially all of our total revenue and as such are highly dependent on air travel. Events such as, the war with Iraq, the outbreak of SARS and the terrorist acts of September 11, 2001 have resulted in a downturn in air travel both domestically and internationally. A sustained material decrease in airline passenger traffic would significantly reduce our customer volume and significantly impact our business. Other events that could reduce airline passenger traffic include a general economic downturn, labor unrest, airline bankruptcies and consolidations, substantially higher air fares, adverse weather conditions, the outbreak of war, high-profile crimes against tourists and further incidents of terrorism.

Increases in fuel costs or reduced fuel supplies could harm our business.

      We could be adversely affected by significant increases in fuel prices, limitations on fuel supplies and the imposition of mandatory allocations or rationing of fuel. In particular, increased fuel costs could result in increased airline ticket prices to consumers, which could have an adverse effect on business and leisure travel and tourism, resulting in a significant decrease in customer volume for our businesses. Political and military events involving or affecting the Middle East such as the war in Iraq, could have a significant impact, temporary or permanent, on fuel costs and availability.

Changes in manufacturers’ repurchase programs may affect our business.

      During the year ended December 2002, we operated a combined fleet of approximately 214,000 owned and leased vehicles. For the 2002 model year, approximately 96% of vehicle acquisitions were covered by vehicle manufacturer repurchase programs or operating leases and not subject to residual value risk. Under these manufacturers’ repurchase programs, we agree to purchase a minimum number of vehicles directly from franchised dealers of the manufacturer at a specified price. The manufacturer, in turn, agrees to buy those vehicles back from us at a future date at a price that is based upon the capitalized cost of the vehicles less an agreed upon depreciation factor and, in certain cases, an adjustment for damage and/or excess mileage. Repurchase programs limit our risk of a decline in the residual value of our fleet and enable us to fix our depreciation expense in advance. Vehicle depreciation is the largest component of our cost of operations. We could have difficulty managing costs relating to the acquisition and disposition of our vehicles if manufacturers reduce the availability of repurchase programs or related incentives, or reduce the number of vehicles available to vehicle rental companies through repurchase programs.

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

      As of December 31, 2002, we were subject to residual value risk on approximately 13% of our fleet, which were not covered by manufacturers’ or other repurchase programs. Residual value risk is the risk that a vehicle’s market value at the time it is sold will be less than its depreciated value. The residual value of non-program vehicles depends on factors including the general level of pricing in the automotive industry for both new and used vehicles. Prices for used vehicles generally decrease if the automotive manufacturers increase the retail sales incentives they offer on new vehicles. Because it is difficult to predict the impact or timing of future manufacturer incentive programs, used vehicle demand and other factors that influence used vehicle resale values, we may not be able to manage effectively the residual value risk on our non-program vehicles which would increase our costs associated with using non-program vehicles in our rental fleet.

Cost of our rental fleet may increase.

      During the last few years, the average price of new cars has increased. In December 2002, we entered into a new agreement with General Motors under which the average price of new cars increased. The effect on us of these price increases has been softened by periodic manufacturers’ sales incentive programs that tend to lower the average cost of vehicles. We anticipate that new vehicle prices will continue to increase, but we cannot assure you that the manufacturers’ sales incentive programs will remain available to keep our costs down, nor can we assure you that we will be able to control our rental fleet costs or selection, or to pass on any increases in vehicle cost to our customers. The cost of our rental fleet is also impacted by the relative mix of short-term vehicles, vehicles held up to six months, versus the mix of long-term vehicles, vehicles held up to twelve months. Additionally, our costs are impacted by the relative mix of models and manufacturers.

We depend on General Motors as our principal vehicle rental fleet supplier.

      General Motors, through its franchised dealers, is our principal supplier of rental fleet vehicles. The number of vehicles we purchase varies from year to year. In model year 2002, we purchased approximately 61% of our aggregate domestic rental fleet from General Motors. In model year 2003, we may purchase a lesser amount of our domestic rental fleet from General Motors. Shifting significant portions of our fleet purchases to other manufacturers would require significant lead-time. Separately, General Motors’s inability to supply us with the planned number and type of vehicles in a timely manner could result in our fleet being inadequate in size or in the types of vehicles available to us to meet customers’ demands, thereby resulting in a loss of revenue. In addition, if General Motors is not able to offer competitive terms and conditions and we are not able to purchase sufficient quantities of vehicles from other automobile manufacturers on competitive terms and conditions, then we may be forced to purchase vehicles at higher prices or on otherwise less favorable terms. Such a situation could adversely affect us through increased vehicle acquisition and depreciation costs that we are not able to offset sufficiently through rental rate increases passed through to our customers.

We rely on asset-backed financing to purchase vehicles.

      We have relied and will continue to rely on asset-backed financing to purchase vehicles. As of December 31, 2002, we had outstanding approximately $3.25 billion of asset-backed indebtedness relative to our fleet. If our access to asset-backed financing were reduced, we cannot be sure that we would be able to obtain replacement financing on favorable terms. As a result, any disruption in the market for asset-backed securities or in our ability to access that market could adversely affect our liquidity and our ability to purchase vehicles for our fleet. Our chapter 11 filing has made it more difficult and costly to access this market and there can be no assurance we will be able to obtain the necessary financing to purchase vehicles. You should also read the “Financial Condition” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of our asset-backed financing programs.

An increase in interest rates could reduce our profitability.

      A majority of our debt accrues interest at floating interest rates. We use interest rate caps to manage the impact of interest rate changes on our variable rate debt. Although fixed or capped interest rate debt was 100% of our total debt outstanding as of December 31, 2002, a substantial increase in interest rates, up to the strike price of our caps, would significantly increase our cost of indebtedness.

Problems may arise from the consolidation of our brands.

      As we renew airport concession agreements, airport agencies may prohibit dual branding at some consolidated facilities. Should a significant number of these airport agencies prohibit dual branding, our ability to execute this strategy will be adversely affected. Additionally certain airport authorities have filed legal challenges with the U.S. Bankruptcy Court, arguing that we should not be able to maintain concession agreements under which we operate both of our brands, under a single concession agreement. To date, however, the U.S. Bankruptcy Court has rejected their arguments. A critical component of our restructuring plan is to achieve cost savings by consolidating airport operations. Should the appellate courts agree with the objectors’ position it could affect our ability to consolidate these airports.

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

      During the time we were part of our former Parent’s consolidated Federal Income Tax Return our former Parent engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Generally, the transactions relate to accelerations of certain future projected tax deductions. Based upon disclosures from AutoNation a settlement has been reached with the Internal Revenue Service however, until and unless paid by AutoNation, we may still have several liability with AutoNation to the Internal Revenue Service for all transactions, that occurred while we were part of AutoNation’s consolidated Federal tax returns. We have included below an excerpt from AutoNation’s periodic report on Form 10-Q as of March 31, 2003 regarding these transactions:

“In March 2003, the Company (AutoNation) entered into a settlement agreement with the Internal Revenue Service (“IRS”) with respect to the tax treatment of certain transactions entered into by the Company (AutoNation) in 1997 and 1999, including a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits. Under the agreement, the Company (AutoNation) owes the IRS net aggregate payments of approximately $470 million. An initial net payment of approximately $350 million is due in March 2004, and three subsequent payments of approximately $40 million each are due in March 2005, 2006 and 2007, respectively.”

      With respect to this risk, we have reached an agreement with our former Parent and the Unsecured Creditors’ Committee that resolves potential claims relating to our bankruptcy, including potential claims arising out of the spin-off from AutoNation in 2000. The agreement is subject to bankruptcy court approval, which the parties will seek to obtain in early May.

      The key terms of the settlement include the following: (i) our former Parent will continue to guarantee certain surety bonds issued by the Company until December 2006. Our former Parent’s obligations under this guarantee are capped at $29.5 million; (ii) in addition, upon our successful exit from bankruptcy, our former Parent will guarantee an additional $10.5 million of our surety bonds until December 2006 and, upon a permanent reduction of the guarantees, our former Parent will pay one-half of the permanent reduction, or up to $20 million, to a trust established for the benefit of our unsecured creditors; (iii) we and the unsecured creditors will provide a full release of any potential claims against our former Parent arising from the spin-off and our former Parent will release most of the pre-petition claims that it has asserted in the bankruptcy; (iv) our former Parent will indemnify us for any adjustments made by the IRS to the consolidated Federal Income Tax Return for the periods we were part of such returns.

The market for our common stock is currently not liquid.

      Our common stock was delisted from NASDAQ in November 2001. As a result, a liquid public market for our common stock does not exist, which may make it difficult for you to sell our common stock. Our common stock is traded on the NASD OTC Bulletin Board Market. There may be very limited demand for our common stock.

Certain of our financial statements are unaudited and we are precluded from registering securities.

      As previously discussed during the fourth quarter of 2002, management approved and announced a plan to close and abandon our Alamo Local Market Division. We substantially completed our plan of abandonment in the fourth quarter of 2002. The plan included provisions for employee terminations, closure of locations and disposals or transfers of our fleet to our other operations. Pursuant to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the net assets and operating results of our Alamo Local Market Division have been classified as a discontinued operation causing restatement of all prior periods presented in our annual report on Form 10-K for the fiscal year ended December 31, 2002. Previously our financial statements were audited by Arthur Andersen LLP however, in July 2002 we terminated Arthur Andersen LLP and engaged Ernst & Young LLP as our independent certified public accountants.

      Pursuant to the provisions of Statements on Auditing Standards Section 9508, “Reports on Audited Financial Statements: Auditing Interpretations of Section 508” paragraph .70, which, sets forth the guidance for requiring re-audits, Ernst & Young LLP, have determined that due to the discontinuance of the Alamo Local Market Division they would need to re-audit the prior two years of financial statements presented in our 2002 annual report on Form 10-K. We believe that the cost and time to re-audit our historical periods will provide financial statement users with little to no valuable information. Currently the administrative burden relative to preparing the re-audit is not in the interest of our current or future security holders or creditors, because such a re-audit would divert our limited financial and human capital resources from working towards our emergence from bankruptcy. As such, our restated results of operations and financial condition as of and for each of the two years ended December 31, 2001 and 2000 are presented herein as unaudited. In the opinion of management, the Consolidated Financial Statements contain all material adjustments, necessary to fairly re-state the financial position, the results of operations and cash flows as of and for each of the two years ended December 31, 2001 and 2000 along with the related disclosures herein and are adequate to make the information presented not misleading.

      However, you should realize that presentation of unaudited financial statements in our annual report on Form 10-K does not comply with Securities and Exchange Act Regulations, and until we file audited financial statements for three years as required under Regulation S-X the Securities and Exchange Commission will neither declare effective any registration statements or post-effective amendments, nor consider compliant any proxy or other filing that requires our financial statements. In addition, we are precluded from making offerings under effective registration statements or Regulation D until we file the required audited financial statements.

Item 2.     Properties

      Our combined rental businesses, both owned and franchised, conduct operations at more than 3,200 locations throughout the world, of which approximately 900 are located within North America and approximately 2,300 are located outside North America. These locations include rental and sales offices and rental and service facilities located on or near airports and in central business districts in major U.S. cities and suburban areas. We lease most of these premises.

      Our facilities serving airport locations are located on airport property or near the airport in locations convenient for bus transport of customers to the airport. We lease many of these airport locations from governmental authorities charged with the operation of the airports under arrangements generally providing for either the payment of a fixed rent or the payment of rent based on a percentage of revenue at a location with a guaranteed annual minimum payment. Most of our other facility leases provide for fixed rental payments. Each of the airport facilities in the metropolitan areas we serve includes, in addition to concession space, vehicle storage and maintenance areas, as well as rental and return facilities. Typical airport facility leases may not necessarily have the same duration as our local airport concession agreement. Most of our airport facility leases expire at varying times over the next ten years. Some of these off-airport leases include purchase options at the end of their terms. Some airport concession agreements require us to obtain surety bonds for the benefit of the airport. Any failure to obtain or maintain these bonds would constitute a default under the concession agreements and could result in our loss of position at such airport.

      We lease reservation centers in Charleston, South Carolina, Boca Raton, Florida and Salt Lake City, Utah, and office facilities in Fort Lauderdale, Florida and Boca Raton, Florida. We believe that our facilities are sufficient for our needs.

Item 3.     Legal Proceedings

      On November 13, 2001, ANC Rental Corporation and the other Debtors filed voluntary petitions under chapter 11 of title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case No. 01-11200 et al., Jointly Administered). The Debtors remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. As a result of the bankruptcy filing, any claims involving Debtors that arose during periods prior to November 13, 2001 are considered pre-petition claims and ultimately will give rise to plaintiff’s status as unsecured creditors in the event plaintiffs are successful in establishing liability. Currently, much of the pre-petition litigation brought by private parties in which Debtors are defendants has been stayed due to the automatic stay provisions of the Bankruptcy Code.

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

      In October 1997, Shannon Leonard, Theresa Moore and Coley Whetstone, Jr. v. National Car Rental Systems, Inc. and certain other car rental companies was commenced in Circuit Court of Coosa County, Alabama. We and the other defendant car rental companies removed the action to the United States District Court for the Middle District of Alabama, Northern Division (Montgomery). Leonard purports to be a class action on behalf of all persons in the United States who rented from the defendants and, as part of that rental, purchased optional insurance products. We and the other defendant car rental companies filed a series of motions which sought dismissal of the various causes of action based upon the judge’s initial ruling that a private right of action does not exist under Alabama law for the alleged unlicensed sale of insurance. A final order of dismissal was entered in January of 2000 and the plaintiffs subsequently filed a Notice of Appeal to the U.S. Court of Appeals for the Eleventh Circuit in Atlanta, Georgia. In January 2002, the Eleventh Circuit remanded the case to the U.S. District Court (M.D. Ala.) with instructions to remand it to state court, but stayed the appeal as to National.

      In April 1998, Angela Godfrey, individually and on behalf of all others similarly situated v. Alamo Rent-A-Car, Inc. and a company that issued the subject insurance policy was commenced in the Circuit Court of Cook County, Illinois. The case purports to be a class action on behalf of all persons in Illinois who rented from Alamo and who purchased optional insurance products. We removed the action to the United States District Court for the Northern District of Illinois. In September 1999, the case was remanded to the Circuit Court of Cook County, Illinois following the granting of plaintiff’s motion to remand. Alamo’s motion to dismiss the amended complaint has been filed but the action has been stayed pursuant to the automatic stay provision of the Bankruptcy Code.

      In March 2000, National Car Rental System, Inc. and another car rental company were sued in a class action in a California state court under California’s Private Attorney General statute. The suit contends that the vehicle refueling provisions in National’s rental agreement that set forth the renter’s fuel options are materially misleading. In a similar case brought against another rental car company in 1998, the California

Court of Appeals, First Appellate District in March 2000 sustained in part and reversed in part the trial court’s entry of judgment in favor of that rental car company and ordered the matter remanded with respect to the plaintiff’s challenge of the manner in which that company discloses and explains its fuel service charge, but upheld the trial court’s ruling that such refueling charges were permissible under California law if properly disclosed. The case has been stayed pursuant to the automatic stay provision of the Bankruptcy Code.

      In November 2000, National Car Rental System, Inc. and Alamo Rent-A-Car along with all of the major car rental companies were sued in California state court in a class action lawsuit. The Plaintiffs allege that the rental car companies failed to adequately display a disclaimer relating to the sale of collision damage waiver (CDW) as required by statute. The lawsuit further contends that rental car companies have not given adequate oral disclosures at time of rental also as set forth by statute. National and Alamo have filed demurrers requesting the matter be dismissed on the ground that the statutes do not provide a private right of action. The case has been settled and is awaiting the process of approving the class settlement.

      During the acquisition of certain assets from Tilden Car Rental in 1996, National Car Rental (Canada) (a non-debtor entity) was assigned the remaining years on a 99-year net lease for a parking garage in downtown Montreal. In 2001 the landlord moved in Quebec Court to terminate the lease and seeks National Car Rental (Canada) and the former Tilden group to pay for the repairs. National Canada is contesting the eviction and its responsibility to pay for structural repairs that the landlord failed to properly disclose. Repairs are estimated between Cnd$2 million and Cnd$5 million. This case is not stayed by the bankruptcy filing and is currently proceeding.

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

      The Department of Justice (“DOJ”) has commenced an investigation concerning compliance by National Car Rental and Alamo Rent-A-Car with certain provisions of the Americans With Disabilities Act. The investigation contends that at certain airports National and Alamo maintain an inadequate number of 16 person vehicles that are equipped with wheel chair lifts. This investigation is not stayed by the bankruptcy filing.

      Thirty-seven former and current Somali employees filed a suit in May 2001 in the District Court of Minnesota against ANC Rental Corporation, Alamo Rent-A-Car, LLC, and National Car Rental, Inc. The lawsuit involves employment practices at Alamo and Nationals’ rental facilities at the Minneapolis airport. The allegations involve discrimination based on race, color, national origin, and religion. They also allege violations of the Fair Labor Standards Act. The case has been stayed pursuant to the automatic stay provision of the Bankruptcy Code.

      United Services Automobile Association (“USAA”) and USAA Alliance Services LP brought a claim against National Car Rental System, Inc. in 2000 for alleged trademark infringement and unauthorized use of the USAA mark, unfair competition, breach of contract and an accounting of profits. Plaintiffs’ claims arise out of National’s practice of offering a courtesy discount to USAA members, when contacted by them, following termination of a previously existing marketing agreement between National and USAA. The case has been settled subject to Bankruptcy Court approval.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      From July 3, 2000 to November 26, 2001, our common stock was traded on the Nasdaq National Market System under the symbol “ANCX.” Effective November 26, 2001 we were delisted for failure to meet minimum listing requirements and began trading on the NASD OTC Bulletin Board under the symbol ANCXQ. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported by Nasdaq (through November 26, 2001) or the NASD OTC Bulletin Board.

2002	High	Low

First Quarter	$0.35	$0.04
Second Quarter	$0.65	$0.18
Third Quarter	$0.25	$0.10
Fourth Quarter	$0.16	$0.02

2001	High	Low

First Quarter	$7.00	$2.00
Second Quarter	$5.35	$2.71
Third Quarter	$4.26	$0.52
Fourth Quarter	$1.10	$0.03

      On April 21, 2003, the closing price of our common stock was $0.04 per share as reported by the NASD OTC Bulletin Board. On April 21, 2003, we believe there were up to approximately 45,500 stockholders.

      We have not declared or paid any cash dividends on our common stock since our spin-off from AutoNation on June 30, 2000. We currently do not anticipate paying cash dividends in the foreseeable future. In addition, our ability to pay dividends is limited by restrictions placed upon the debtor companies of ANC by its chapter 11 bankruptcy filing on November 13, 2001. Also, ANC’s debtor-in-possession financing agreement prohibits ANC from paying dividends.

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

      The following table presents selected consolidated statement of operations and balance sheet data of our company for the periods and the dates indicated, in each case as restated for the discontinued operations of our Alamo Local Market Division which was abandoned and closed in the fourth quarter of 2002.

      We derived the selected operations statement data for 2002, 2001 (unaudited), and 2000 (unaudited), and the selected balance sheet data as of December 31, 2002 and 2001 (unaudited) presented below, from our Consolidated Financial Statements included elsewhere in this Form 10-K. We derived our selected unaudited statement of operations data for 1999 and 1998 and the selected unaudited balance sheet data as of December 31, 2000, 1999, and 1998, from our consolidated financial statements for those periods, not included herein. Our financial statements as of and for the year ended December 31, 2002 are audited. The other financial statements included herein are not audited but in our opinion reflect all adjustments, necessary to fairly restate the presentation of this data.

      You should read the selected consolidated financial data below in conjunction with our Consolidated Financial Statements and notes thereto as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Form 10-K.

      During the fourth quarter of 2002, management approved and announced a plan to close and abandon our Alamo Local Market Division. The Company substantially completed its plan of abandonment in the fourth quarter of 2002. The plan included provisions for employee terminations, closure of locations, and disposals or transfers of our fleet to our other operations. Pursuant to the provisions of SFAS 144, the net assets and operating results of our Alamo Local Market Division are classified as discontinued operations.

      All historical share and per share data included in the Consolidated Statements of Operations and Comprehensive Income has been retroactively adjusted for the recapitalization of the former Parent’s 100 shares of common stock into 45,142,728 shares of Common Stock on June 30, 2000 as more fully described in the Notes to Consolidated Financial Statements.

      Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during each applicable period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of common stock purchase warrants and stock options, calculated using the if converted and the treasury stock method, respectively. Due to the net loss for the year ended December 31, 2002 and 2001, the stock options and common stock purchase warrants were not dilutive. Due to the net loss for the year ended December 31, 2000, the stock options were not dilutive; there were no common stock purchase warrants outstanding. For each of the two years in the period ended December 31, 1999, there was no dilutive effect from stock options or common stock purchase warrants, as there were none outstanding.

      Statement of operations and balance sheet data, as restated, is as follows for the periods presented, in millions (except per share amounts):

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

	(Audited)	(Unaudited)
Statement of Operations Data:
Revenue	$2,393.8	$2,896.7	$3,250.5	$3,253.3	$3,221.9
Net income (loss) from continuing operations before cumulative effect of change in accounting principle and extraordinary items	(335.8)	(581.5)	(1.0)	(66.9)	97.7
Net income (loss)	(534.1)	(606.7)	(2.0)	(71.0)	108.9
Earnings (loss) per share:
Basic and diluted	$(11.79)	$(13.42)	$(0.04)	$(1.57)	$2.41

	As of December 31,

	2002	2001	2000	1999	1998

	(Audited)	(Unaudited)
Balance Sheet Data:
Total assets	$4,705.6	$6,053.9	$6,796.9	$6,314.7	$6,060.7
Vehicle debt	3,251.0	4,263.0	4,521.6	4,531.6	4,221.3
Other debt	250.7	247.3	276.7	107.4	48.0
Shareholders’ equity (deficit)	(285.6)	221.2	892.6	463.9	562.6

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

      During the fourth quarter of 2002, management approved and announced a plan to close and abandon our Alamo Local Market Division. We substantially completed our plan of abandonment in the fourth quarter of 2002. The plan included provisions for employee terminations, closure of locations and disposals or transfers of our fleet to our other operations. Pursuant to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the net assets and operating results of our Alamo Local Market Division have been classified as a discontinued operation causing restatement of all prior periods presented in our annual report on Form 10-K for the fiscal year ended December 31, 2002. Previously our financial statements were audited by Arthur Andersen LLP however, in July 2002 we terminated Arthur Andersen LLP and engaged Ernst & Young LLP as our independent certified public accountants.

      Pursuant to the provisions of Statements on Auditing Standards Section 9508, “Reports on Audited Financial Statements: Auditing Interpretations of Section 508” paragraph .70, which, sets forth the guidance for requiring re-audits, Ernst & Young LLP, have determined that due to the discontinuance of the Alamo Local Market Division they would need to re-audit the prior two years of financial statements presented in our 2002 annual report on Form 10-K. We believe that the cost and time to re-audit our historical periods will provide financial statement users with little to no valuable information. Currently the administrative burden relative to preparing the re-audit is not in the interest of our current or future security holders or creditors, because such a re-audit would divert our limited financial and human capital resources from working towards our emergence from bankruptcy. As such, our restated results of operations and financial condition as of and for each the two years ended December 31, 2001 and 2000 are presented herein as unaudited. In the opinion of management, the Consolidated Financial Statements contain all material adjustments, necessary to fairly re-state the financial position, the results of operations and cash flows as of and for each of the two years ended December 31, 2001 and 2000 along with the related disclosures herein and are adequate to make the information presented not misleading.

      However, you should realize that presentation of unaudited financial statements in our annual report on Form 10-K does not comply with Securities and Exchange Act Regulations, and until we file audited financial statements for three years as required under Regulation S-X the Securities and Exchange Commission will neither declare effective any registration statements or post-effective amendments, nor consider compliant any proxy or other filing that requires our financial statements. In addition, we are precluded from making offerings under effective registration statements or Regulation D until we file the required audited financial statements.

      Additionally, these financial statements have been prepared in accordance with the AICPA’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of our business. A certain portion of the liabilities recorded at December 31, 2002 and December 31, 2001 are expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest is no longer accrued on any unsecured and undersecured debt. For the year ended December 31, 2002 such amounts approximated $1.0 million.

      Separately, we have restated our 2001 and 2000 balance sheets to report certain vehicle leases as capital leases whereas in the prior periods they were reported as operating leases. The change resulted from a different interpretation of the fleet financing and manufacturer arrangements. The restatement resulted in an increase of both assets (vehicles) and fleet debt on the balance sheet by the same dollar amount. As of December 31, 2002 and 2001 vehicles and vehicle debt increased $302.3 million and $285.2 million, respectively.

      You should read the following discussion in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K.

Overview

      We rent vehicles on a daily, weekly or monthly basis to leisure and business travelers principally from on-airport or near-airport locations through Alamo and National. We operate mainly in the United States, Europe and Canada. We generate revenue primarily from vehicle rental charges and the sale of ancillary rental products. Approximately 85% of our rental revenue is derived from vehicle rental charges with the remaining 15% derived from the sale of liability and other accident protection products, fuel usage fees, and customer convenience products including vehicle upgrades, additional or underage (for drivers under the age of 25) driver privileges, infant seat rentals, cellular phone rentals and ski rack rentals.

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

Chapter 11 Proceedings

      On November 13, 2001, ANC Rental Corporation and other Debtors filed voluntary petitions under chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the district of Delaware (Case No. 01-11200 et al., Jointly Administered). The Debtors remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. For example, certain types of capital expenditures, certain sales of assets and certain requests for additional financings will require approval by the Bankruptcy Court. There is no assurance that the Bankruptcy Court will grant any requests for such approvals. Subsequent to the filing of the chapter 11 petitions, we obtained several court orders that authorized us to pay certain pre-petition liabilities and take certain actions to preserve the going concern value of the business, thereby enhancing the prospects of reorganization. Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. However, as a result of the chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. The Debtors do not include our international operations, our insurance captive or our consolidated special purpose financing entities.

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

      Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Debtors at the filing date, as well as most litigation pending against us, are stayed and other pre-petition contractual obligations may not be enforced against the Debtors. We have notified all known claimants and historical creditors that the Bankruptcy Court established a bar date of January 14, 2003. A bar date is the date by which a claimant, whose claim against the Debtors is either omitted from or listed different from the amount or status described in the schedules of liabilities filed by the Debtors with the Bankruptcy Court, must file a claim against the Debtors if the claimant wishes to participate in the chapter 11 case as provided for in any Plan of Reorganization. We are currently in the process of researching and reconciling the claims that have been submitted. In addition, the Debtors have the continuing right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these subsequent rejections may file claims with the Bankruptcy Court regardless of the bar date. Any damages resulting from rejection of executory contracts and unexpired leases are treated as unsecured pre-petition claims. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, which contracts and leases will be assumed or rejected, the effect of the proceedings on our businesses or the recovery by creditors and equity holders of the company.

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

      The ability of the company to continue as a going concern is dependent upon, among other things, (i) our ability to generate adequate sources of liquidity, (ii) our ability to generate sufficient cash from operations, (iii) the ability of our subsidiaries that are not included in the chapter 11 cases to obtain necessary financing, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) our ability to achieve profitability following such confirmation. Because we can give no assurance that we can achieve any of the foregoing, there is substantial uncertainty about our ability to continue as a going concern.

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

Consolidated Results of Continuing Operations

      A summary of our operating results from continuing operations and key operating statistics is as follows for each of the three years ended December 31, 2002 (dollars in millions except rental revenue per day), as restated:

	2002	%	2001	%	2000	%

	(Audited)		(As Restated)		(As Restated)
			(Unaudited)		(Unaudited)
Revenue	$2,393.8	100.0	$2,896.7	100.0	$3,250.5	100.0
Direct operating costs	1,104.6	46.1	1,269.5	43.8	1,270.7	39.1
Vehicle depreciation, net	717.8	30.0	922.9	31.9	916.9	28.2
Selling, general and administration	497.8	20.8	633.3	21.8	685.6	21.1
Transition and reorganization expenses	164.9	6.9	—	—	—	—
Impairment of goodwill	—	—	210.8	7.3	—	—
Amortization of goodwill	—	—	8.4	0.3	10.0	0.3
Interest income	(4.7)	(0.2)	(6.3)	(0.2)	(4.9)	(0.2)
Interest expense	206.5	8.6	320.8	11.1	365.9	11.3
Other expense, net	42.7	1.8	19.8	0.7	3.4	0.1

Income (loss) from continuing operations before benefit for income taxes	$(335.8)	(14.0)	$(482.5)	(16.7)	$2.9	0.1

Key statistics
Rental revenue per day	$38.36		$36.48		$37.16
Charge days (in millions)	61.3		78.2		86.0
Average fleet	214,453		272,874		295,650
Fleet utilization	78.3%		78.5%		79.5%

Years Ended December 31, 2002 and 2001

Revenue

      Revenue was $2,393.8 million for the year ended December 31, 2002, and $2,896.7 million for the year ended December 31, 2001. The decrease in revenue of $502.9 million or 17.4% is primarily due to lower charge day volume of $616.9 million or 21.3% and lower licensee revenue of $1.1 million, offset by higher revenue per day of $80.5 million or 2.8%, and the favorable effects of foreign exchange movements of $34.6 million or 1.2%.

      Charge day volume declined in the year ended December 31, 2002 compared to the same period in the prior year by approximately 16.9 million days. The majority of the decrease was realized in North America with the Alamo brand declining 7.9 million days and the National brand declining 7.4 million days. The balance of the decline in charge day volumes was realized in our international division. Our business was adversely affected by a weak domestic economy, the lingering effects of the terrorist events of September 11, 2001, our Bankruptcy filing, and management pricing and fleet allocation decisions made to benefit our more profitable lines of business. Additionally, during 2002 we have experienced a loss in market share.

      These economic factors continue to adversely affect our business in 2003. Until such time as the overall economy, in particular airline travel, strengthens, we expect that we will need to reduce the size of our fleet and reduce overhead costs in order to mitigate our declines in revenue. Events such as, the war with Iraq, the outbreak of SARS and the terrorist acts of September 11, 2001 have resulted in a downturn in air travel both domestically and internationally. A sustained material decrease in airline passenger traffic would significantly reduce our customer volume and significantly impact our business.

      The increase in revenue per day for the year ended December 31, 2002 as compared to the same period in the prior year reflects a favorable domestic airport pricing environment.

Direct Operating Costs

      Direct operating costs include costs specifically related to the operation and maintenance of the fleet, field personnel, facility costs and variable operating costs such as insurance, agency fees, and fuel. Direct operating costs were $1,104.6 million for the year ended December 31, 2002 and $1,269.5 million for the year ended December 31, 2001. As a percent of revenue, direct operating costs were 46.1% for the year ended December 31, 2002 and 43.8% for the year ended December 31, 2001.

      Direct operating expenses decreased approximately $164.9 million year over year. Fleet operating expenses for the year ended December 31, 2001 included additional expense to reduce our fleet size after September 11, 2001 to meet lower demand and to reclaim and re-deploy displaced vehicles throughout our system-wide operations. Our cost reduction programs in conjunction with operating a smaller average fleet contributed to lower personnel costs of $30.7 million or 2.4%, lower variable transaction costs of $83.6 million or 6.6%, lower net damage costs of $37.0 million or 2.9%, and lower other fleet related costs, including maintenance, transportation, and disposal costs, of $31.2 million or 2.5%. Facility maintenance costs remained relatively flat, decreasing slightly by $1.6 million or 0.1%. Offsetting these savings were unfavorable foreign exchange movements of $19.2 million or 1.5%.

Vehicle Depreciation

      Depreciation expense includes vehicle depreciation, net of manufacturer incentives, gains and losses on vehicle sales in the ordinary course of business and rent expense for vehicles operated under operating lease arrangements. Vehicle depreciation was $717.8 million for the year ended December 31, 2002 and $922.9 million for the year ended December 31, 2001. As a percent of revenue, vehicle depreciation was 30.0% for the year ended December 31, 2002 and 31.9% for the year ended December 31, 2001.

      The decrease in vehicle depreciation of $205.1 million or 22.2% was primarily due to the benefits of a decreasing fleet size, which lowered our costs by approximately $197.6 million or 21.4%, decreased depreciation rates, the result of a decreased loss on sale of vehicles, of approximately $14.5 million or 1.6%, offset by the adverse impact of foreign exchange rate movements of approximately $7.0 million or 0.8%.

      Domestically, we rent vehicles on an operating lease basis from certain vehicle manufacturers. Our leased fleet is typically rented for approximately six months. Vehicles under operating leases approximated 21.3% of our average fleet for the year ended December 31, 2002, 13.0% of our average fleet for the year ended December 31, 2001 and 14.0% of our average fleet for the year ended December 31, 2000. We expect that in future periods we will finance an increased number of vehicles using operating leases.

Selling, General and Administrative Expense

      Selling, general and administrative expenses were $497.8 million for the year ended December 31, 2002 and $633.3 million for the year ended December 31, 2001. As a percentage of revenue, selling, general and administrative expenses were 20.8% for the year ended December 31, 2002 and 21.8% for the year ended December 31, 2001. The decrease in selling, general and administrative expenses of $135.5 million or 21.4%, was due to lower advertising and selling expenses of $26.8 million, or 4.2%, lower variable selling costs of approximately $55.6 million or 8.8%, the result of lower overall charge day volumes during the period, and reductions in general overhead spending approximating $48.5 million or 7.7%. Separately, in the third quarter of 2002 we reversed $15.0 million or 2.4% of advertising expense and bonus expense accrued in 2001 which were subsequently determined to be in excess of their ultimate settlement value. The adverse effects of foreign exchange rate movements affected our costs by approximately $10.4 million or 1.6%.

Transition and Reorganization Efforts

      In an effort to return us to profitability, we are implementing a series of transition plans designed to improve the quality of customer service while lowering costs to deliver such service.

      Transition and reorganization expenses for the year ended December 31, 2002 are as follows (in millions):

	2002

	Cash	Non-Cash	Total

Airport location consolidation	$4.9	$29.8	$34.7
Combining information technology systems	20.2	77.6	97.8
Exiting certain international locations	3.7	17.5	21.2
Professional fees and other	39.2	(28.0)	11.2

	$68.0	$96.9	$164.9

Airport Location Consolidation

      As of the date of the bankruptcy filing, Alamo and National operated under 140 separate stand-alone concession agreements at seventy airports including most of the major airports in the United States. During 2002, we consolidated as many of these separately branded locations as possible into dual branded locations. We believe that by consolidating operations into one dual branded facility we will be able to lower operating costs and improve vehicle utilization, lower personnel expense, and reduce rent expense. We plan to substantially complete the facility consolidation program during 2003. Due to material uncertainties and negotiations with third parties, it is not possible to predict the length of time it will take to complete each location consolidation or whether all of the anticipated consolidations will occur as planned. As of March 31, 2003 we have dual branded our operations at forty-six of these airports and have received court orders allowing us to dual brand an additional three airport locations, which we expect to complete by the end of 2003.

      We have incurred $34.7 million in expenses relative to our airport location consolidation project for the year ended December 31, 2002. The non-cash component was primarily comprised of impairment charges and excess depreciation of approximately $32.8 million, and a gain on rejected leases of $3.0 million recorded in the second half of 2002.

Combining Information Technology Systems

      We currently operate two separate and distinct information technology systems, one for each of our Alamo and National brands. By the end of 2003 or early 2004, we plan to have migrated to one information system and abandoned the other. We believe that by combining information technology onto one of our operating systems cost savings can be achieved. Additional benefits of migrating to one system are expected to include a reduction of support staff, elimination of duplicative system infrastructures, improved operational efficiency, lower cost of training, and standardization across the organization. The migration to one information technology system is not without significant risks, such as the ability to successfully migrate onto one system, additional delays in implementation, the temporary loss of business functionality, questions regarding the scalability of existing infrastructure, and the need for coordination with third party vendors to accept system changes. We have accelerated the depreciation on the system we plan to abandon in order to fully depreciate the remaining carrying value of $42.2 million as of December 31, 2002 over its estimated remaining useful life. In the fourth quarter of 2002, we revised the information technology system’s estimated useful life and as such, the excess depreciation charge approximated $2.1 million per month from the beginning of October 2002.

      We have incurred $97.8 million in expenses relative to the combining of information technology systems for the year ended December 31, 2002. The cash component primarily related to external consulting while the non-cash component primarily related to excess depreciation.

Exiting Certain International Locations

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

      In the third and fourth quarters of 2002, our German operating and financing subsidiaries filed for receivership in Germany under local law. As such in the third quarter, we recorded an impairment charge of approximately $15.8 million to reserve our net investment in these operations.

Professional Fees and Other

      We have incurred professional fees of approximately $39.7 million for the year ended December 31, 2002 for services rendered on behalf of our creditors and us. Pursuant to SOP 90-7, we have reclassified approximately $0.5 million of excess interest income to transition and reorganization expense for the year ended December 31, 2002.

      In the first quarter of 2003, the Bankruptcy Court approved an order regarding the settlement of claims concerning the holder of our $200.0 million interim financing fixed-rate note. The order provides for an allowed secured claim of $180.0 million and an allowed unsecured claim of $25.0 million. The secured claim will accrue interest at 10%, half of which will be paid currently with the remaining half paid upon emergence. For the quarter ended December 31, 2002, we reversed to transition and reorganization excess expense accrued interest, net of debt issue costs and note discounts, of approximately $36.0 million relative to this facility. Finally, we accrued allowed unsecured claims of approximately $8.0 million.

Changes in Licensee Operations

      We have modified our past licensee structure and have entered into new “dual branded” licensing agreements that include but are not be limited to (i) selling or transferring ownership of certain Alamo locations in existing National licensee markets to the current National licensee, (ii) increasing the fees charged to our licensees, and (iii) licensing Alamo to current National licensees in those markets where an Alamo location currently does not exist. As of March 31, 2003, we have reached an agreement with the Policy Advisory Committee of our licensees and have entered into new agreements with the vast majority of our domestic licensees.

Amortization of Goodwill

      In June 2001, FASB released Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) which supercedes APB Opinion No. 17, “Intangible Assets”. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 was effective for the company beginning January 1, 2002 and as a result we ceased amortizing intangible assets at that time.

      As of January 1, 2002 we had approximately $127.1 million of goodwill related to our operations in the United Kingdom. In the first quarter of calendar year 2002, we began performing an impairment analysis of goodwill. SFAS 142 requires us, upon adoption and at least annually, to reassess the recoverability of goodwill and intangible assets. As required, we completed the first step of the goodwill transition impairment test, which requires determining the fair value of the net assets allocated to the reporting unit. Since the fair value of the reporting unit, as of January 1, 2002, was less than the carrying value of the net assets, we performed step two of the SFAS 142 impairment test, which required us to allocate the fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets based on their fair value. SFAS 142 requires any impairment noted be recorded at the date of adoption restating first quarter 2002 results. Impairment charges that resulted from the application of the above test are recorded as a cumulative effect of a change in accounting principle in the first quarter of the year ending December 31, 2002. As such we have recognized an impairment charge of approximately $106.2 million relative to our operation in the United Kingdom.

Interest Income

      Interest income was $4.7 million for the year ended December 31, 2002 and $6.3 million for the year ended December 31, 2001. The decrease in interest income is due primarily to an overall lower invested cash balance.

Interest Expense

      The components of interest expense as of December 31 are as follows:

	2002	2001

Vehicle interest	$143.5	$258.0
Non-vehicle interest	63.0	62.8

	$206.5	$320.8

      Vehicle interest expense was $143.5 million for the year ended December 31, 2002 and $258.0 million for the year ended December 31, 2001. As a percentage of revenue, vehicle interest expense was 6.0% for the year ended December 31, 2002 and 8.9% for the year ended December 31, 2001. The decrease in vehicle interest expense of approximately $114.5 million or 44.4% was due primarily to lower average vehicle debt outstanding for the comparative period coupled with lower weighted average interest rates.

      Non-vehicle interest expense was $63.0 million for the year ended December 31, 2002 and $62.8 million for the year ended December 31, 2001. As a percentage of revenue, non-vehicle interest expense was 2.6% for the year ended December 31, 2002 and 2.2% for the year ended December 31, 2001. The increase in non-vehicle interest expense is approximately $0.2 million. Amortization of debt issue costs and note discount relative to these facilities was $6.5 million for the year ended December 31, 2002 and $15.3 million for the year ended December 31, 2001. Offsetting this decrease was an increase in our overall rates on these facilities as a result of our bankruptcy.

Other (Income) Expense, Net

      The components of other (income) expense, net as of December 31, are as follows:

	2002	2001

Fair value adjustment on interest rate hedges and recognition of deferred losses	$39.1	$7.8
Loss on sale and leaseback transactions	—	4.2
Other (income) expense	3.6	7.8

	$42.7	$19.8

      Effective January 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. For additional information regarding the adoption of SFAS 133 please refer to Note 17 of our Notes to Consolidated Financial Statements. The effect of applying these new standards for the year ended December 31, 2001 was a mark-to-market loss of $2.0 million. The amounts recognized related to the changes in fair market value of the time value component of our stand-alone caps. Due to reductions in our fleet debt and the termination of certain of our interest rate hedges we recognized deferred losses of approximately $39.1 million and $5.8 million for the year ended December 31, 2002 and December 31, 2001, respectively.

      During 2001, we entered into a series of sale and leaseback transactions, which yielded net proceeds of approximately $110.3 million. The leases, with terms of not less than 20 years, are treated as operating leases. Gains realized on the sale of the properties have been deferred and are being recognized over the life of the respective leases as a reduction to the related rent expense. Losses recognized currently in earnings approximated $4.2 for the year ended December 31, 2001. Deferred transaction gains that will amortize over the life of the leases approximated $34.1 million of which $27.8 million and $32.8 million remained as of December 31, 2002 and December 31, 2001, respectively.

      Other expense, net was $3.6 million for the year ended December 31, 2002 and $7.8 million for year ended December 31, 2001. The decrease is due to the higher spending on legal and bank fees during 2001 to amend our various credit facilities.

Provision for Income Taxes

      As a result of significant adverse changes in the business environment, current operating cash flow losses and projected operating cash flow losses for the foreseeable future, management believes that it is more likely than not that the tax assets are no longer realizable and as disclosed in our Form 10-Q for the period ended September 30, 2001 we ceased accruing benefit for current period losses and recorded a $103.5 million valuation allowance for certain tax assets and net operating loss carry-forwards. The provision for income taxes was $99.0 million for the year ended December 31, 2001.

Closure of Alamo Local Market Operations

      During the fourth quarter of 2002, management approved and announced a plan to close and abandon our Alamo Local Market Division. We substantially completed our plan of abandonment in the fourth quarter of 2002. The plan included provisions for employee terminations, closure of locations, and disposal or transfer of fleet to our other operations. Pursuant to the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the net assets and operating results of our Alamo Local Market Division is classified as a discontinued operation. Assets remaining as of December 31, 2002 primarily related to receivables while liabilities remaining relate to pre-petition trade payables, and certain self-insurance reserves.

      A summary of operating results, total assets and total liabilities relating to our Alamo Local Market Division for the periods indicated are as follows:

	2002	2001	2000

Revenue	$119.5	$266.2	$274.6
Net loss from discontinued operations, net of benefit from income taxes of $0 in 2002, 2001 and 2000	92.1	32.3	1.0
Total assets	15.4	72.0	219.3
Total liabilities	27.3	49.6	33.4

      As of March 31, 2003 the net liability from discontinued operations approximated $18.2 million (unaudited), which primarily relates to receivables less self-insurance reserves and pre-petition payables.

Cumulative Effect of Change in Accounting Principle

      On January 1, 2002 we adopted SFAS 142, and recognized an impairment charge of $106.2 million relative to our operation in the United Kingdom. As previously discussed, on January 1, 2001 we adopted SFAS 133 and recognized a gain upon adoption of approximately $11.6 million pre-tax or $7.1 million after-tax.

Years Ended December 31, 2001 and 2000

Revenue

      Revenue was $2,896.7 million for the year ended December 31, 2001, and $3,250.5 million for the year ended December 31, 2000. The decrease in revenue of $353.8 million or 10.9% is primarily due to lower charge day volume of $292.5 million or 9.0%, lower revenue per day of $36.2 million or 1.1%, the unfavorable effects of foreign exchange movements of $16.9 million or 0.5%, and lower licensee revenue of $8.2 million or 0.2%.

      Charge day volume declined in the year ended December 31, 2001 compared to the same period in the prior year by approximately 7.9 million days. The decrease was realized in North America with the Alamo brand declining 4.6 million days and the National brand declining 3.9 million days, offset by increases in our international division. Approximately 4.4 million days or 56.2% of the year-to-date decline in charge days occurred in the fourth quarter due in part to the terrorist events of September 11, 2001. The balance of the decline in charge day volumes was the result of a weak economy throughout 2001.

      The decline in revenue per day for the year ended December 31, 2001 as compared to the same period in the prior year was the result of a weak economy and an extremely competitive pricing environment in the domestic airport market.

Direct Operating Costs

      Direct operating costs include costs specifically related to the operation and maintenance of the fleet, field personnel, facility costs and variable operating costs such as insurance, agency fees, and fuel. Direct operating costs were $1,269.5 million for the year ended December 31, 2001 and $1,270.7 million for the year ended December 31, 2000. As a percent of revenue, direct operating costs were 43.8% for the year ended December 31, 2001 and 39.1% for the year ended December 31, 2000.

      Fleet operating expenses increased approximately $22.3 million primarily driven by increased damages and turn-back costs, fleet maintenance and fleet transportation costs. These increases are the result of reducing fleet levels beyond those of the prior year to meet lower forecasted demand. Fleet operating expenses were also adversely impacted by the terrorist events of September 11. As a result of September 11 we experienced a high level of one-way rentals. As such, we realized higher than normal fleet operating costs as we incurred additional expenses to reclaim the displaced fleet. Facility and facility maintenance increased approximately $21.5 million due to increased rent, the result of sale and leaseback transactions in the first and second quarters as well as increased facility operating costs. Offsetting these increases were lower personnel costs of approximately $28.7 million due to our cost reduction programs in the first half of the year as well as lower variable transaction costs of approximately $7.7 million, the result of lower overall charge day volumes during the period. The benefits of foreign exchange rate movements lowered our costs by approximately $8.6 million for the year ended December 31, 2001.

Vehicle Depreciation

      Vehicle depreciation includes vehicle depreciation, net of manufacturer incentives, and gains and losses on vehicle sales in the ordinary course of business and rent expense for certain of our leased fleet. Vehicle depreciation was $922.9 million for the year ended December 31, 2001 and $916.9 million for the year ended December 31, 2000. As a percent of revenue, vehicle depreciation was 31.9% for the year ended December 31, 2001 and 28.2% for the year ended December 31, 2000.

      The increase in vehicle depreciation of $6.0 million was due to increased depreciation of approximately $82.3 million primarily due to higher vehicle acquisition costs and changes in the mix of our fleet. Offsetting this increase were the benefits of a decreasing fleet size, which lowered our costs by approximately $73.0 million, and the benefits of foreign exchange rate movements, which lowered our costs by approximately $3.3 million.

Selling, General and Administrative Expense

      Selling, general and administrative expenses were $633.3 million for the year ended December 31, 2001 and $685.6 million for the year ended December 31, 2000. As a percentage of revenue, selling, general and administrative expenses were 21.8% for the year ended December 31, 2001 and 21.1% for the year ended December 31, 2000. The decrease in selling, general and administrative expenses of $52.3 million was due to lower variable selling costs of approximately $19.7 million, the result of lower overall charge day volumes during the period. Reduced marketing, advertising and general overhead spending approximated $29.1 million. The benefits of foreign exchange rate movements lowered our costs by approximately $3.5 million.

      During the first quarter of 2001, as part of a cost reduction plan, we reduced our workforce in excess of 700 people with a total expected annual expense reduction of approximately $25.0 million. The severance related to those terminations was $2.0 million. Transition costs, not recurring in 2001, were $17.7 million for the year ended December 31, 2000. These costs related to our fourth quarter 1999 restructuring plan, and were not previously accruable as part of the 1999 charge. The transition costs are primarily comprised of employee retention bonuses, support for information systems, and personnel costs related to hiring, relocation and training. For the quarter ended December 31, 2001 we incurred approximately $2.1 million of professional fees for services rendered on our behalf as well as on behalf of our creditors.

Impairment of Goodwill

      During the year ended December 31, 2001 we recognized a charge of $210.8 million related to the impairment of goodwill. As a result of significant adverse changes in the business environment, current operating cash flow losses and projected operating cash flow losses for the foreseeable future, we determined that enterprise level goodwill related to our domestic operations was no longer realizable and was impaired.

Interest Income

      Interest income was $6.3 million for the year ended December 31, 2001 and $4.9 million for the year ended December 31, 2000. The increase in interest income is due primarily to an overall higher invested cash balance.

Interest Expense

      The components of interest expense as of December 31 are as follows:

	2001	2000

Vehicle interest	$258.0	$323.1
Non-vehicle interest	62.8	42.8

	$320.8	$365.9

      Vehicle interest expense was $258.0 million for the year ended December 31, 2001 and $323.1 million for the year ended December 31, 2000. As a percentage of revenue, vehicle interest expense was 8.9% for the year ended December 31, 2001 and 9.9% for the year ended December 31, 2000. The decrease in vehicle interest expense of approximately $65.1 million or 20.1% was due primarily to lower average vehicle debt outstanding for the comparative period coupled with lower weighted average interest rates.

      Non-vehicle interest expense was $62.8 million for the year ended December 31, 2001 and $42.8 million for the year ended December 31, 2000. As a percentage of revenue, non-vehicle interest expense was 2.2% for the year ended December 31, 2001 and 1.3% for the year ended December 31, 2000. The increase in non-vehicle interest expense of approximately $20.0 million or 46.7% was due primarily to interest and debt issue costs related to our interim financing and our revolving credit facilities. Amortization of debt issue costs and note discount relative to these facilities was $15.3 million for the year ended December 31, 2001 and $13.4 million for the year ended December 31, 2000.

Other (Income) Expense, Net

      The components of other (income) expense, net as of December 31, are as follows:

	2001	2000

Fair value adjustment on interest rate hedges and recognition of deferred losses	$7.8	$—
Loss on sale and leaseback transactions	4.2	—
Other (income expense)	7.8	3.4

	$19.8	$3.4

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

      During 2001, we entered into a series of sale and leaseback transactions, which yielded net proceeds of approximately $110.3 million. The leases, with terms of not less than 20 years, are treated as operating leases. Gains realized on the sale of the properties have been deferred and are being recognized over the life of the respective leases as a reduction of the related rent expense. Losses recognized in earnings approximated $4.2 for the year ended December 31, 2001.

      Other expense, net was $7.8 million for the year ended December 31, 2001 and $3.4 million for year ended December 31, 2000. The increase is due to the higher spending on legal and bank fees to amend our various credit facilities.

Provision for Income Taxes

      The provision for income taxes was $103.5 million, of which $4.5 million is included in the cumulative effect of change in accounting principle, net of taxes, for the year ended December 31, 2001 and $3.9 million for the year ended December 31, 2000. During the third quarter of 2001 we recognized a charge of $103.5 million related to the establishment of a valuation allowance for certain tax benefits and net operating loss carry-forwards. As a result of significant adverse changes in the present business environment, current operating cash flow losses and projected operating cash flow losses for the foreseeable future, management believed that it was more likely than not that the tax assets were no longer realizable.

Quarterly Results of Operations (unaudited)

      The following sets forth our summary quarterly results of continuing operations for the years ended December 31, 2002 and December 31, 2001 (dollars in millions except revenue per day). This data is all unaudited and has been restated to reflect the discontinuation of our Alamo Local Market operations:

	First		Second		Third		Fourth		Full
	Quarter	%	Quarter	%	Quarter	%	Quarter	%	Year	%

2002
Revenue	$552.1	100.0	$620.1	100.0	$682.0	100.0	$539.6	100.0	$2,393.8	100.0
Direct operating costs	266.6	48.2	273.8	44.3	295.8	43.4	268.4	49.6	1,104.6	46.1
Vehicle depreciation, net	172.6	31.3	191.7	30.9	191.7	28.2	161.8	30.0	717.8	30.0
Selling, general and administrative	132.7	24.0	131.7	21.2	123.0	18.0	110.4	20.5	497.8	20.8
Transition cost	46.7	8.5	63.2	10.2	58.3	8.5	(3.3)	(0.6)	164.9	6.9
Interest income	(1.4)	(0.3)	(1.1)	(0.2)	(1.1)	(0.2)	(1.1)	(0.2)	(4.7)	(0.2)
Interest expense	45.3	8.2	47.3	7.6	55.3	8.1	58.6	10.9	206.5	8.6
Other (income)/expense, net	12.2	2.2	13.5	2.1	8.3	1.2	8.7	1.6	42.7	1.8

Loss from continuing operations before benefit for income taxes	$(122.6)	(22.1)	$(100.0)	(16.1)	$(49.3)	(7.2)	$(63.9)	(11.8)	$(335.8)	(14.0)

Key statistics
Rental revenue per day	$38.59		$39.00		$38.70		$37.04		$38.36
Charge days	14.0		15.6		17.3		14.4		61.3
Average fleet	202,376		222,277		233,767		199,390		214,453
Utilization	77.1%		77.2%		80.4%		78.0%		78.3%

	First		Second		Third		Fourth		Full
	Quarter	%	Quarter	%	Quarter	%	Quarter	%	Year	%

2001
Revenue	$705.6	100.0	$784.9	100.0	$836.0	100.0	$570.2	100.0	$2,896.7	100.0
Direct operating costs	304.5	43.1	323.6	41.1	346.0	41.3	295.4	51.7	1,269.5	43.8
Vehicle depreciation, net	217.7	30.8	246.2	31.4	266.0	31.9	193.0	33.9	922.9	31.9
Selling, general and administrative	151.6	21.5	154.1	19.6	171.2	20.5	156.4	27.4	633.3	21.8
Impairment of goodwill	—	—	—	—	210.8	25.2	—	—	210.8	7.3
Amortization of intangibles	2.5	0.4	2.5	0.3	2.5	0.3	0.9	0.2	8.4	0.3
Interest income	(1.3)	(0.2)	(1.9)	(0.2)	(1.6)	(0.2)	(1.5)	(0.3)	(6.3)	(0.2)
Interest expense	85.2	12.1	87.5	11.2	83.0	9.9	65.1	11.4	320.8	11.1
Other/income expense, net	6.2	0.9	(0.4)	—	4.6	0.6	9.4	1.7	19.8	0.7

Loss from continuing operations before benefit for income taxes	$(60.8)	(8.6)	$(26.7)	(3.4)	$(246.5)	(29.5)	$(148.5)	(26.0)	$(482.5)	(16.7)

Key statistics
Rental revenue per day	$36.85		$36.60		$36.89		$35.32		$36.48
Charge days	18.9		21.1		22.3		15.9		78.2
Average fleet	266,933		298,986		300,881		224,696		272,874
Utilization	78.5%		77.6%		80.6%		76.8%		78.5%

Seasonality

      Our business, and particularly the leisure travel market, is highly seasonal. Our third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, we traditionally increase our rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect. The events of September 11, 2001, which occurred in our third quarter, had a significant impact on our business. The first and fourth quarters for our operations are generally the weakest because there is limited leisure travel and a greater potential for weather conditions, either adverse or unseasonable, to impact our business. Moreover, many of our operating expenses such as rent, general insurance and administrative personnel remain fixed throughout the year and cannot be reduced during periods of decreased rental demand. Given the seasonality of our operations, our revenue and variable operating and selling expenses are generally higher in aggregate dollars during the second and third quarters as compared to the first and fourth quarters. In addition, in part due to seasonality, our cost of operations as a percentage of revenue is generally higher during the first and fourth quarters as compared to the second and third quarters. Charge day volumes have not fully returned to pre-September 11 levels. As such, prior performance may not be an indication of future seasonal results.

2002 versus 2001

      This section analyzes our quarterly results during 2002 compared to our quarterly results during 2001. Revenue, on a quarter over quarter basis, decreased 21.8% in the first quarter, 21.0% in the second quarter, 18.4% in the third quarter and 5.4% in the fourth quarter. The declines were primarily driven by lower volume of charge days, and offset by higher revenue per day. Charge day volumes declined 25.6% in the first quarter, 26.1% in the second quarter, 22.5% in the third quarter and 9.8% in the fourth quarter. Revenue per day increased 4.7% in the first quarter, 6.6% in the second quarter, 4.9% in the third quarter and 4.9% in the fourth quarter. Charge day volumes were lower throughout 2002 compared to 2001 due to poor economic conditions resulting in part in lower air travel and price and fleet allocation decisions made in 2002 to shift business toward higher yielding channels of business. The increase in revenue per day for the year ended December 31, 2002 as compared to the same period in the prior year reflects a favorable domestic airport pricing environment.

      Direct operating costs, on a quarter over quarter basis, decreased 12.5% in the first quarter, 15.4% in the second quarter, 14.5% in the third quarter, and 9.1% in the fourth quarter. The declines are due to cost reduction programs and lower variable transaction costs due to lower volumes.

      Depreciation, on a quarter over quarter basis, decreased 20.7% in the first quarter, 22.1% in the second quarter, 27.9% in the third quarter and 16.2% in the fourth quarter. The decrease is due primarily to lower costs due to operating a smaller average fleet and changes in the mix of our fleet.

      Selling, general and administrative expenses, on a quarter over quarter basis, decreased 12.5% in the first quarter, 14.5% in the second quarter, 28.1% in the third quarter and 29.4% in the fourth quarter. The declines are due to lower variable selling costs and overhead spending. In the third quarter of 2002, we reversed $15.0 million of accruals related to advertising and bonuses.

      Interest expense, on a quarter over quarter basis, decreased 46.8% in the first quarter, 45.9% in the second quarter, 33.3% in the third quarter and 10.1% in the fourth quarter. The quarter to quarter relationship is due to lower average vehicle debt outstanding through operating a lower average fleet, and lower interest rates.

Cash Flows

      Following is a discussion of the major components of changes in cash flows for the years ended December 31, 2002, 2001 and 2000.

For the Years Ended December 31, 2002 and 2001

Cash Flows from Operating Activities

      Cash provided by operating activities was $378.8 million for the year ended December 31, 2002, and $1,343.8 million for the year ended December 31, 2001. The decrease in cash provided by operating activities in 2002 as compared to 2001 is primarily due to reduced proceeds from vehicle sales through operating a smaller fleet. Associated with a smaller fleet is the reduction in vehicle depreciation. The decrease in proceeds from receivables is due to a large number of manufacturer receivables for vehicle dispositions in the latter half of the fourth quarter of 2000 being collected in the first quarter of 2001.

Cash Flows from Investing Activities

      Cash flows used in investing activities was $1.6 million for the year ended December 31, 2002, and cash flows provided by investing activities were $84.0 million for the year ended December 31, 2001. Cash provided by investing activities in 2001 were primarily derived from our sale and leaseback transactions which were not recurring in 2002.

Cash Flows from Financing Activities

      Cash flows used in financing activities for the year ended December 31, 2002 was $464.0 million, and cash flows used in financing activities were $1,253.5 million for the year ended December 31, 2001. The decrease in cash flows used in financing activities is primarily due to increases in proceeds from restricted cash which were used to fund payments of outstanding vehicle debt and purchase new vehicles. You should read the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein.

For the Years Ended December 31, 2001 and 2000

Cash Flows from Operating Activities

      Cash flows provided by operating activities were $1,343.8 million for the year ended December 31, 2001, and cash flows used in operating activities were $139.5 million for the year ended December 31, 2000. The increase in cash provided by operating activities in 2001 as compared to 2000 is primarily due to reduced vehicle purchases in order to operate a smaller average fleet, and increases in proceeds from vehicle manufacturer receivables for reasons previously discussed. The increase in amounts due from manufacturers is primarily the result of the timing of cash receipts from manufacturers for vehicle dispositions.

Cash Flows from Investing Activities

      Cash flows provided by investing activities were $84.0 million for the year ended December 31, 2001, and cash flows provided by investing activities were $6.0 million for the year ended December 31, 2000. The increase in cash provided by investing activities, as previously discussed, is due to proceeds from our sale and leaseback transactions. Cash flows used in investing activities for capital additions during the year ended December 31, 2001 were $32.4 million and during the year ended December 31, 2000 were $71.5 million.

Cash Flows from Financing Activities

      Cash flows used in financing activities for the year ended December 31, 2001 were $1,253.5 million, and cash flows provided by financing activities were $10.1 million for the year ended December 31, 2000. The increase in cash flows used in financing activities in 2001 as compared to 2000 is primarily due to investments in restricted cash and lower overall net proceeds from other non-vehicle financings. In addition, in the first half of 2000, we received capital contributions from our former Parent of approximately $204.4 million. Please refer to our discussion of Financial Condition contained within the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

      Our capital structure consists of vehicle debt, non-vehicle debt (also referred to on our balance sheet as “other debt”), and equity contributed to us by our former Parent. Vehicle debt represents the debt programs used to finance our fleet and consists of: (i) asset-backed medium-term note programs; (ii) lease programs for a portion of our fleet; and (iii) various other committed and uncommitted fleet facilities used to fund our European operations. Our non-vehicle financing consists of: (i) a debtor-in-possession loan from a vehicle manufacturer (entered into in the first quarter of 2003); (ii) a three-year secured revolving credit facility; (iii) a supplemental term note; (iv) a six-year term loan; (v) notes payable to a vehicle manufacturer used for working capital; and (vi) various international working capital arrangements related to our European and Canadian operations.

Vehicle Debt

      We primarily finance our domestic vehicle purchases through wholly-owned, consolidated, special purpose financing subsidiaries. These financing subsidiaries obtain funds by issuing asset-backed medium-term notes into the capital markets. The financing subsidiaries in turn lease vehicles to the domestic operating subsidiaries of Alamo and National. Our international operations in Europe and Canada provide their own financing for vehicle purchases through various asset-backed financings, leases and secured loans on a country-by-country basis.

      The Debtors’ filing for bankruptcy represented an Event of Default under each of the domestic financing facilities and certain of our international facilities for which the parent company is guarantor. However, in the United States the special purpose financing subsidiaries are not Debtors and have continued making scheduled interest payments to the third party note holders.

      The Event of Default triggered provisions in the medium-term note agreements requiring an accelerated repayment of the amounts outstanding. In the fourth quarter of 2001, MBIA, our primary debt surety provider, agreed to delay the accelerated repayment provisions. In February 2002, the Bankruptcy Court approved, on a final basis, a fleet financing agreement with MBIA where MBIA allowed for the release of certain restricted funds supporting the MBIA insured outstanding series of medium-term notes for the purchase of new vehicles. The agreement made available up to $1.0 billion of previously frozen funds for the acquisition of new fleet. On May 10, 2002, the Bankruptcy Court approved on a final basis, an agreement with MBIA to allow us to continue to use $2.3 billion of our fleet financing facilities on a revolving basis. As such, we are allowed to use proceeds received from the disposition of vehicles financed by these facilities to purchase new vehicles. Through a series of court orders the agreement is set to expire in June 2003. We expect to file a motion in the second quarter of 2003 to extend this agreement.

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

      On June 30, 2000 we entered into an agreement with a lender for interim financing of $225.0 million in connection with our separation from our former Parent. The initial term of the interim financing was 12 months. We have extended $200.0 million of the interim financing into a six-year term loan, and in accordance with the term of the agreement, upon conversion to the term loan we issued warrants representing approximately 3.7 million shares and we paid a fee of $6.0 million. The term loan bears interest at an increasing rate starting at 14.5% as of October 1, 2001 and increases by 50 basis points each 90-day period up to a maximum rate of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed-rate note with a similar maturity. The warrants have a term of 10 years and an exercise price of $0.01 per share. The fair value of the warrants on June 30, 2001, the date of issue, was $11.0 million. The fair value of the warrants was treated as a note discount, and was amortized as a component of interest expense, over the term of the refinancing. As discussed further in this section, as of December 31, 2002 all remaining note discounts for warrants issued have been reversed. Upon request of the holder of the notes and warrants we are required to file registration statements with the Securities and Exchange Commission which will register the fixed-rate notes referred to above and the shares of common stock issuable upon the exercise of the warrants. To the extent we do not file these registration statements or they are not declared effective within certain time constraints we will be required to pay penalties. In connection with the consummation of our sale and leaseback transactions, we were obligated to use the proceeds to pay-down the interim financing. However, as part of an amendment to the interim rate facility, the lender agreed that such proceeds could be used for general corporate purposes until September 30, 2001, at which time we would be required to pay-down the interim financing by approximately $70.0 million.

      As of September 30, 2001, we further amended our financing facilities, deferring the $70.0 million principal payment until November 30, 2001, and suspended certain financial covenants through November 15, 2001. Concurrent with the amendments we issued additional warrants representing approximately 1.4 million shares of common stock. These warrants also have a term of ten years from their issue date and an exercise price of $0.01 per share. The fair value of the additional warrants on September 30, 2001, the date of issue, was $0.7 million. The fair value of the warrants was recorded as a note discount and was amortized as a component of interest expense over the term of the note using the effective interest method.

      In the first quarter of 2003, the Bankruptcy Court approved an order regarding the settlement of claims concerning the holder of our $200.0 million interim financing fixed-rate note. The order provides for an allowed secured claim of $180.0 million and an allowed unsecured claim of $25.0 million. The secured claim will accrue interest at 10%, half of which will be paid currently with the remaining half paid upon emergence. As of December 31, 2002, we reversed to transition and reorganization expense accrued interest in excess of, debt issue costs and note discounts netting approximately $36.0 million.

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

      In the first quarter of 2003, we entered into a secured loan agreement with a vehicle supplier in an amount not to exceed $62.5 million. In exchange for the lending commitment, we committed to purchase a stated number of model year 2004 vehicles from the lender. A portion of the loan is expected to be repaid by forgoing vehicle incentive payments earned during the last half of 2003 and into 2004, should the debt remain outstanding. We currently expect to repay any amounts outstanding under the loan before December 30, 2003. However, any amounts outstanding under the agreement on December 30, 2003 will begin to accrue interest at a floating rate based on a spread over LIBOR. Notwithstanding the forgoing, amounts outstanding under the agreement are to be repaid at the earliest of: (i) June 30, 2004; (ii) closing of a sale of all or part of the Debtors’ estate; (iii) appointment of a trustee; (iv) the effective date of a confirmed plan of reorganization; (v) conversion of the Bankruptcy Case to a chapter 7 case; (vi) dismissal of the core Bankruptcy Case; (vii) appointment of an examiner to manage the affairs of the Debtor; or (viii) an Event of Default, which includes among other things, a material adverse change in our business. The agreement includes negative covenants which prohibits our ability to, among other things, and subject to exceptions, sell assets, pay dividends, make investments, incur debt, incur liens, issue guarantees and enter into transactions with affiliates.

Surety Bonding

      In the normal course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. To date, we have satisfied financial responsibility requirements for airports, regulatory agencies and insurance companies by making cash deposits, obtaining surety bonds or by obtaining bank letters of credit. At March 6, 2003, we had outstanding surety bonds of approximately $127.2 million, which expire during 2003. Because of our financial performance and a difficult surety market we provided our principal surety provider a security interest in our assets. Continued losses will adversely affect our financial condition and our ability to maintain or renew these surety bonds. In addition, we can not assure you that our primary surety provider will continue to consent to maintaining these surety bonds or provide new bonds or renew existing bonds as needed, which could have a material adverse effect on our business, consolidated results of operations and/or our financial condition. In the first quarter of 2002, we entered into an agreement, approved by the Bankruptcy Court, with our primary surety provider to post additional cash collateral in exchange for the commitment of the surety provider to issue designated surety bonds for the remainder of 2002. As of March 6, 2003 we had deposited $12.5 million with our primary surety provider. On March 17, 2003, the Bankruptcy Court approved a new agreement with our primary surety provider, which provides for us to deposit up to an additional $35.5 million with our primary surety provider in exchange for their commitment to issue, renew or refrain from canceling surety bonds in the amount of up to $126.0 million for the remainder of 2003. Additionally, our former Parent provides financial guarantees of approximately $29.5 million in favor of our surety provider.

Financing Requirement

      As previously discussed we are operating certain of our domestic operating subsidiaries under Bankruptcy Court protection. The protection enabled us to accumulate cash by not paying our obligations timely and deferring, pursuant to the Bankruptcy Code, two of our depreciation payments on our fleet.

      As of March 31, 2003, cash and cash equivalents approximated $99.0 million of which $77.9 million is held by the Debtors. On April 10, 2002, the Bankruptcy Court approved our use of this cash collateral, subject to achieving certain cash flow projections as debtors-in-possession through September 22, 2002. In March 2003, the Bankruptcy Court extended our approved use of this cash collateral to July 19, 2003. During this period, we plan to use this cash collateral to finance our ongoing operations.

      Separately, we have been engaged in investigating, and are continuing to pursue, strategic alternatives to maximize stakeholder value and strengthen our financial condition. These strategic alternatives may include the sale of all or part of our business. A sale of all or part of our business could result in proceeds substantially less than the carrying amounts of assets and liabilities.

      In connection with these strategic initiatives, certain parties engaged in our reorganization or financing may earn contingent incentives, success or emergence fees. The success fees are to be paid based upon a sliding scale affected by the passage of time and the value realized upon reorganization or sale of our business.

We expect these success or emergence fees would not exceed $21.0 million of which, $12.5 million is payable to our primary vehicle debt surety provider.

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

      During the time we were part of our former Parent’s consolidated Federal Income Tax Return, our former Parent engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Based upon disclosures from AutoNation a settlement has been reached with the Internal Revenue Service, however, until and unless paid by AutoNation, we may still have several liability with AutoNation to the Internal Revenue Service for all transactions, that occurred while we were part of

AutoNation’s consolidated Federal tax returns. We have included below an excerpt from AutoNation’s periodic report on Form 10-Q as of March 31, 2003 regarding these transactions:

“In March 2003, the Company (AutoNation) entered into a settlement agreement with the Internal Revenue Service (“IRS”) with respect to the tax treatment of certain transactions entered into by the Company (AutoNation) in 1997 and 1999, including a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits. Under the agreement, the Company (AutoNation) owes the IRS net aggregate payments of approximately $470 million. An initial net payment of approximately $350 million is due in March 2004, and three subsequent payments of approximately $40 million each are due in March 2005, 2006 and 2007, respectively.”

      Recently we reached an agreement with our former Parent and the Unsecured Creditors’ Committee that resolves potential claims relating to our bankruptcy, including potential claims arising out of the spin-off from AutoNation in 2000. The agreement is subject to bankruptcy court approval, which the parties will seek to obtain in early May.

      The key terms of the settlement include the following: (i) the Company’s former Parent will continue to guarantee certain surety bonds issued by the Company until December 2006; our former Parent’s obligations under this guarantee are capped at $29.5 million; (ii) in addition, upon our successful exit from bankruptcy, our former Parent will guarantee an additional $10.5 million of our surety bonds until December 2006 and, upon a permanent reduction of the guarantees, our former Parent will pay one-half of the permanent reduction, or up to $20 million, to a trust established for the benefit of our unsecured creditors; (iii) the Company and the unsecured creditors will provide a full release of any potential claims against our former Parent arising from the spin-off and our former Parent will release most of the pre-petition claims that it has asserted in the bankruptcy; (iv) our former Parent will indemnify us for any adjustments made by the IRS to the consolidated Federal Income Tax Return for the periods we were part of such returns.

Continued Losses

      Continued losses will adversely affect our financial condition and may affect our ability to obtain incremental financing, satisfy our liquidity needs, comply with covenants contained within our loan agreements and fully realize certain deferred tax and intangible assets. There is no assurance that we will be able to generate sufficient operating cash flows, secure additional financing facilities to meet our on-going financing needs, refinance existing indebtedness, comply with covenants in future periods or fully realize certain deferred tax and intangible assets. Our continued losses and chapter 11 filing raise substantial doubt about our ability to continue as a going concern.

Derivatives

      Separately, we use interest rate derivative financial instruments to manage the impact of interest rate changes on our variable-rate vehicle debt. During the year, these derivative instruments consisted of interest rate caps. Our floor agreements were terminated by our counterparty as of November 14, 2001. Typically, the amounts exchanged by the counter parties are based upon the notional amounts and other terms, generally related to interest rates. Notional principal amounts related to interest rate caps were $3.48 billion and $2.88 billion as of December 31, 2002 and 2001, respectively. The interest rate caps and floors effected a weighted average interest rate of 6.65% for the year ended December 31, 2002, 6.25% for the year ended December 31, 2001 and 6.79% for the year ended December 31, 2000. Variable rates on our remaining interest rate caps are indexed to LIBOR.

Contractual Obligations and Commercial Commitments

      We have various commitments primarily related to long-term debt, commercial paper and short-term borrowings outstanding for vehicle purchases, airport concession fee and operating lease commitments related to airport and other facilities, and vehicle purchases. As a result of the bankruptcy we can provide no assurances that we will be able to fund these commitments in whole or in part with cash generated from operations, sales proceeds from disposal of used vehicles or the continuation of asset-backed notes to replace existing notes when they mature. The following table provides details regarding our contractual cash obligations and other commercial commitments subsequent to December 31, 2002 assuming we remain a going concern:

PAYMENTS DUE OR COMMITMENT EXPIRATION BY PERIOD

							Beyond
	Total	2003	2004	2005	2006	2007	5 Years

	(In millions)
Contractual cash obligations:
Vehicle debt	$3,251.0	$934.2	$1,909.9	$406.9	$—	$—	$—
Non-vehicle debt	310.7	310.7	—	—	—	—	—
Operating lease commitments	944.3	143.9	111.0	84.8	67.4	62.6	474.6
Deposits to surety provider	35.5	35.5	—	—	—	—	—
Key employee retention payments	7.0	7.0	—	—	—	—	—

	$4,548.5	$1,431.3	$2,020.9	$491.7	$67.4	$62.6	$474.6

							Beyond
	Total	2003	2004	2005	2006	2007	5 Years

	(In millions)
Credit Support:
Outstanding letters of credit	$32.7	$32.7	$—	$—	$—	$—	$—
AutoNation guarantee	29.5	29.5	—	—	—	—	—
Surety bonds	127.2	127.2	—	—	—	—	—

	$189.4	$189.4	$—	$—	$—	$—	$—

Transaction with Former Parent

      In connection with our spin-off from our former Parent, AutoNation contributed certain assets and liabilities to us. Such contributions included (i) cash approximating $204.4 million, (ii) an insurance subsidiary with a net deficit of $39.1 million and (iii) the current portion of taxes payable and certain other non-cash liabilities approximating $6.7 million. The shareholders’ equity balance is subject to further adjustment pending potential changes in estimated shared assets and liabilities between AutoNation and us as well as certain other matters. During the three months ended September 30, 2000 we reimbursed AutoNation $4.6 million in cash due to changes in the estimated shared assets and liabilities between our companies. For the three months ended December 31, 2000 we settled certain non-cash liabilities with AutoNation approximating $2.5 million.

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

      We believe that of our significant accounting policies (please refer to Note 6 of our Consolidated Financial Statements herein), the following may involve a higher degree of judgement and complexity.

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

Revenue Earning Vehicles

      Vehicles are stated at cost less accumulated depreciation. We recognize depreciation on program vehicles based upon the applicable manufacturer depreciation schedule straight-line over the vehicle’s expected useful life. Typical useful life would range from three to fourteen months with an average useful life of nine months. Depreciation expense is recognized on non-program vehicles in amounts expected to result in the recovery of estimated residual values upon disposal. In determining these depreciation rates, we look at historical disposal experience and holding periods, trends in the wholesale and retail market for vehicles and model specific factors where warranted. Vehicles held for disposal are evaluated as a group and recorded at the lower-of-cost-or-market (less estimated selling costs).

Self-Insured Liabilities

      We are largely self-insured with respect to personal and property liability claims up to specified limits. Third party insurance is maintained in limited areas and for claims in excess of those specified limits. The liability recorded as a result of these actuarially computed estimates may experience material changes from year to year as incurred but not reported incidents become known, and known claims are settled.

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

Financial Instruments

      We estimate fair values of each of our financial instruments, including derivative instruments. These financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using present value cash flow models, which may involve significant judgements and assumptions, including estimates of future interest rate levels based on interest rate yield curves and estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when the underlying hedged items are recorded in earnings. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”.

Goodwill and Other Intangible Assets

      We have reviewed the carrying values of our goodwill and other intangible assets, primarily debt issue cost, as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” by comparing the carrying values of our reporting units to their fair values and determined that the carrying amounts of our reporting units did not exceed their respective fair values. When determining fair value, we utilized various assumptions, including projections of future cash flows, appraisals from investment advisors or recent offers. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amounts. In such event, we would then be required to record a charge, which would impact earnings. We will continue to review the carrying values of goodwill and other intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

New Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and recognition of liabilities for costs associated with exit or disposal activities, requiring that such liabilities be recognized and measured initially at fair value only when a liability is incurred. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146, as of January 1, 2003, will have a material effect on the Company’s financial position, results of operations or cash flows.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable prospectively to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements issued after December 15, 2002. Management does not believe the adoption of FIN 45 will have a material impact on our consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the effects of stock-based compensation. The annual and interim disclosure guidance of SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. Management does not believe the adoption of SFAS 148 will have a material impact on our consolidated financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses when a company should include in its financial statements the assets and liabilities of unconsolidated variable interest entities. FIN 46 is effective for all variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 15, 2003. Management does not believe the adoption of FIN 46 will affect the Company’s financial position, results of operations or cash flows.

Forward-Looking Statements

      Certain statements and information included in this Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. In addition, from time to time we or our representatives may make forward-looking statements, orally or in writing. Furthermore, such forward-looking statements may be included in our filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of our executive officers. Forward-looking statements in this Form 10-K include, among others, statements regarding:

•	our ability to execute our restructuring plans and achieve the desired financial results and cost savings;

•	our expectations regarding our ability to finance our liquidity needs;

•	our ability to obtain credit facilities, surety bonds, letters of credit and other services and the costs and other financial terms of these facilities and services and our ability to refinance existing indebtedness;

•	the continued demand for our rental vehicles and our ability to adjust the size of our fleet to meet demand;

•	our ability to successfully emerge from chapter 11;

•	our ability to achieve operating leverage and economies of scale in our business;

•	our ability to consolidate our brands at our airport locations;

•	our ability to consolidate our information technology systems;

•	our ability to restructure our existing licensee agreements;

•	our ability to achieve cost savings through the consolidation of our business in certain areas; and

•	our ability to generate cash flow from operations.

      These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things:

•	uncertainties related to our chapter 11 proceedings;

•	our ability to obtain adequate financing and our ability to refinance existing indebtedness;

•	our substantial debt;

•	risks that our operating losses may continue;

•	risks relating to our reliance on our primary surety provider;

•	the impact of competition in the automotive rental industry;

•	the seasonal nature of our business;

•	the effects of decreases in air travel;

•	the effects of terrorism on our business;

•	the effects of war or measures taken by governments in connection with war that impact the travel business;

•	increases in fuel costs or reduced fuel supplies and their effects on air travel;

•	the continued availability of repurchase programs, the ability of the manufacturers to fulfill their obligations under these programs and the increasing cost of our vehicle fleet;

•	a percentage of our rental fleet is subject to residual value risk upon disposition;

•	risks relating to our dependence on General Motors as our principal vehicle supplier;

•	risks relating to our reliance on asset-backed financing and the risk to our business of an increase in interest rates;

•	the adoption of federal, state or local regulations including those that restrict our ability to sell optional products;

•	risks relating to the Internal Revenue Service’s review of certain transactions entered into by our former Parent for which we may be severally liable;

•	potential legal challenges by our competitors and/or franchisees to parts of our restructuring plan;

•	problems that may arise as a result of the consolidation of our brands at airport locations;

•	problems that may arise from our efforts to operate on one information technology platform, and

•	our ability to issue registered securities.

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

      Our major market risk exposure is changing interest rates, primarily in the United States. Due to our limited foreign operations, we do not have material market risk exposures relative to changes in foreign exchange rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We use interest rate caps to adjust interest rate exposures when appropriate, based upon market conditions. We enter into interest rate caps with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. Maturity dates for variable rate debt caps are based upon expected maturity dates. Average rates under interest rate caps are based upon contractual rates. Should interest rates increase one hundred basis points for all of 2003 we will incur approximately $25.5 million in additional interest expense on approximately $2.55 billion of variable rate debt.

      Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximate current market rates. The fair value of interest rate caps is determined from valuation models which are then compared to dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates, and is effectively the amount we would pay or receive to terminate the agreements.

	Expected Maturity Date							Fair Value
								December 31,
December 31, 2002:	2003	2004	2005	2006	2007	Thereafter	Total	2002

	(In millions)
(Asset)/Liability
Variable rate debt	$85.2	$569.4	$1,492.9	$406.9	$—	$—	$2,554.4	$2,554.4
Average interest rates	4.18%	2.59%	2.02%	2.73%	—	—	—	—
Interest rate caps	1,081.5	500.0	1,492.9	406.9	—	—	3,481.3	(4.2)
Average rate	6.68%	7.30%	7.08%	8.54%	—	—	—	—

	Expected Maturity Date							Fair Value
								December 31,
December 31, 2001:	2002	2003	2004	2005	2006	Thereafter	Total	2001

	(In millions)
(Asset)/Liability
Variable rate debt	$753.4	$544.4	$1,000.0	$300.0	$222.7	$—	$2,820.5	$2,820.5
Average interest rates	2.83%	2.95%	2.18%	2.17%	2.77%	—	—	—
Interest rate caps	858.5	500.0	1,000.0	300.0	222.8	—	2,881.3	(22.3)
Average rate	6.37%	7.30%	6.71%	7.74%	7.88%	—	—	—

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants	51
Consolidated Balance Sheets as of December 31, 2002 and 2001, as restated (unaudited)	52
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2002, 2001 as restated (unaudited) and 2000 as restated (unaudited)	53
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2000 as restated (unaudited), 2001 as restated (unaudited) and 2002	54
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 as restated (unaudited) and 2000 as restated (unaudited)	55
Notes to Consolidated Financial Statements	56
Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for the Years Ended December 31, 2002, 2001 as restated (unaudited) and 2000 as restated (unaudited)	99

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of ANC Rental Corporation:

      We have audited the accompanying consolidated balance sheet of ANC Rental Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) as of December 31, 2002 and for the year then ended. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANC Rental Corporation and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of December 31, 2002 and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming that ANC Rental Corporation will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a net capital deficiency. In addition on November 13, 2001, the Company and certain of its direct and indirect U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      As discussed in Note 18 to the financial statements, on January 1, 2002, ANC Rental Corporation adopted Statement of Financial Accounting Standard No. 142, “Goodwill and other intangibles”.

/s/ Ernst & Young LLP

Fort Lauderdale, Florida

May 16, 2003.

ANC RENTAL CORPORATION

(Debtor-in-Possession as of November 13, 2001)

CONSOLIDATED BALANCE SHEETS

As of December 31,
(In Millions Except Share and Per Share Amounts)

	2002	2001

		(As Restated)
		(Unaudited)
ASSETS
Cash and cash equivalents	$166.2	$310.8
Restricted cash and cash equivalents	813.6	1,310.0
Receivables, net	331.8	338.4
Prepaid expenses	49.6	43.7
Vehicles, net	2,954.4	3,377.5
Property and equipment, net	266.5	434.0
Goodwill, net	20.9	127.1
Other assets	102.6	90.0
Net investment in discontinued operations	—	22.4

Total assets	$4,705.6	$6,053.9

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$111.1	$88.4
Accrued liabilities	235.7	203.7
Insurance reserves	139.8	62.3
Vehicle debt	3,251.0	4,263.0
Other debt	250.7	247.3
Deferred income taxes	253.7	253.7
Other liabilities	221.7	199.0
Net liability from discontinued operations	11.9	—
Liabilities subject to compromise	515.6	515.3

Total liabilities	4,991.2	5,832.7

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 45,296,139 issued and outstanding at December 31, 2002 and 2001	0.5	0.5
Additional paid-in capital	907.6	907.6
Retained deficit	(1,133.8)	(599.7)
Accumulated other comprehensive loss	(59.9)	(87.2)

Total shareholder’s equity (deficit)	(285.6)	221.2

Total liabilities and shareholders’ equity (deficit)	$4,705.6	$6,053.9

The accompanying notes are an integral part of these statements.

ANC RENTAL CORPORATION

(Debtor-in-Possession as of November 13, 2001)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31,
(In Millions Except Per Share Amounts)

	2002	2001	2000

		(As Restated)	(As Restated)
		(Unaudited)	(Unaudited)
REVENUE	$2,393.8	$2,896.7	$3,250.5
EXPENSES:
DIRECT OPERATING COSTS	1,104.6	1,269.5	1,270.7
VEHICLE DEPRECIATION, NET	717.8	922.9	916.9
SELLING, GENERAL, AND ADMINISTRATIVE	497.8	633.3	685.6
TRANSITION AND REORGANIZATION EXPENSES	164.9	—	—
IMPAIRMENT OF GOODWILL	—	210.8	—
AMORTIZATION OF INTANGIBLE ASSETS	—	8.4	10.0
INTEREST INCOME	(4.7)	(6.3)	(4.9)
INTEREST EXPENSE	206.5	320.8	365.9
OTHER EXPENSE (INCOME), NET	42.7	19.8	3.4

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(335.8)	(482.5)	2.9
PROVISION FOR INCOME TAXES	—	99.0	3.9

NET LOSS FROM CONTINUING OPERATIONS	(335.8)	(581.5)	(1.0)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF BENEFIT FROM INCOME TAXES OF $0 IN 2002, 2001 AND 2000	(92.1)	(32.3)	(1.0)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES	(427.9)	(613.8)	(2.0)

Cumulative effect of changes in accounting principles, net of provision for income taxes of $0 in 2002 and $4.5 in 2001.	(106.2)	7.1	—

NET LOSS	(534.1)	(606.7)	(2.0)

OTHER COMPREHENSIVE LOSS, NET OF TAX EFFECT OF $0:
Foreign currency translation adjustment	8.0	(3.6)	(4.1)
Changes in fair value of interest rate hedges and reclassification adjustments	19.3	(58.5)	—

COMPREHENSIVE LOSS, NET OF TAX BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(506.8)	(668.8)	(6.1)

Cumulative effect of change in accounting principle, net of benefit for income taxes of $9.3 in 2001.	—	(14.6)	—

COMPREHENSIVE LOSS	$(506.8)	$(683.4)	$(6.1)

BASIC AND DILUTED LOSS PER SHARE:
CONTINUING OPERATIONS	$(7.41)	$(12.87)	$(0.02)
DISCONTINUED OPERATIONS	(2.03)	(0.71)	(0.02)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES	(2.35)	0.16	—

BASIC AND DILUTED LOSS PER SHARE	$(11.79)	$(13.42)	$(0.04)

SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic and diluted	45.3	45.2	45.1

The accompanying notes are an integral part of these statements.

ANC RENTAL CORPORATION

(Debtor-in-Possession as of November 13, 2001)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2000, 2001 and 2002
(In Millions)

						Accumulated
		Common Stock		Additional	Retained	Other	Shareholders’
	Investment			Paid-In	Earnings	Comprehensive	Equity
	By Parent	Shares	Amount	Capital	(Deficit)	Loss	(Deficit)

BALANCE AT DECEMBER 31, 1999 (unaudited)	$733.0	—	$—	$—	$—	$(6.4)	$726.6
Net income (loss)	(9.0)	—	—	—	7.0	—	(2.0)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(4.1)	(4.1)
Net contribution from Parent	172.0	—	—	—	—	—	172.0
Transfer to common stock and additional paid-in capital and distribution of shares	(896.0)	45.1	0.5	895.5	—	—	—
Issuance of stock for employee benefit plan	—	0.1	—	0.1	—	—	0.1

BALANCE AT DECEMBER 31, 2000 (unaudited)	—	45.2	0.5	895.6	7.0	(10.5)	892.6
Net loss	—	—	—	—	(606.7)	—	(606.7)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(3.6)	(3.6)
Changes in fair value of interest rate hedges of $77.8 and reclassification adjustments of $(19.3)	—	—	—	—	—	(58.5)	(58.5)
Cumulative effect of change in accounting principle	—	—	—	—	—	(14.6)	(14.6)
Issuance of common stock purchase warrants	—	—	—	11.7	—	—	11.7
Issuance of stock for employee benefit plan	—	0.1	—	0.3	—	—	0.3

BALANCE AT DECEMBER 31, 2001 (unaudited)	—	45.3	0.5	907.6	(599.7)	(87.2)	221.2
Net loss	—	—	—	—	(534.1)	—	(534.1)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	8.0	8.0
Changes in fair value of interest rate hedges of $(19.4) and reclassification adjustments of $38.7	—	—	—	—	—	19.3	19.3

BALANCE AT DECEMBER 31, 2002.	$—	45.3	$0.5	$907.6	$(1,133.8)	$(59.9)	$(285.6)

The accompanying notes are an integral part of these statements.

ANC RENTAL CORPORATION

(Debtor-in-Possession as of November 13, 2001)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In Millions)

	2002	2001	2000

		(As Restated)	(As Restated)
		(Unaudited)	(Unaudited)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(534.1)	$(606.7)	$(2.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	92.1	32.3	1.0
Purchases of vehicles	(5,901.0)	(5,454.6)	(7,682.4)
Sales of vehicles	5,557.4	5,721.4	6,595.3
Depreciation of vehicles, net	717.8	922.9	916.9
Provision for bad debt	14.1	9.1	7.7
Loss (gain) on sale of assets and asset impairments	31.3	4.2	(1.1)
Cumulative effect of changes in accounting principles, net of income taxes	106.2	(7.1)	—
Fair value adjustment on interest rate hedges and recognition of deferred losses	39.1	7.8	—
Depreciation and amortization of property and equipment	152.9	74.5	72.2
Amortization of intangible assets and debt issue costs	30.9	38.4	35.2
Deferred income tax provision	—	99.0	3.9
Impairment of intangible assets and goodwill	13.5	210.8	—
Changes in assets and liabilities:
Receivables	(31.9)	298.3	(49.2)
Prepaid expenses and other assets	(39.2)	16.9	4.8
Accounts payable and accrued liabilities	122.2	(28.9)	(96.4)
Other liabilities	7.5	5.5	54.6

	378.8	1,343.8	(139.5)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(26.9)	(32.4)	(71.5)
Proceeds from sale of property and equipment	25.3	116.4	33.2
Proceeds from sale of investments	—	—	45.7
Other	—	—	(1.4)

	(1.6)	84.0	6.0

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from vehicle financing	3,365.2	35,601.0	45,433.7
Payments on vehicle financing	(4,335.5)	(35,848.3)	(45,676.9)
Decrease (increase) in restricted cash	496.4	(973.0)	(135.8)
Net proceeds (payments) from other debt	10.6	16.7	175.3
Cash transfers from Parent	—	—	204.4
Subsidiary limited partner contributions (distributions)	17.3	(18.1)	47.4
Debt issue costs	(27.6)	(31.1)	(35.1)
Other	9.6	(0.7)	(2.9)

	(464.0)	(1,253.5)	10.1

Cash provided by (used in) continuing operations	(86.8)	174.3	(123.4)
Cash provided by (used in) discontinued operations	(57.8)	131.2	128.7

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(144.6)	305.5	5.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	310.8	5.3	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166.2	$310.8	$5.3

The accompanying notes are an integral part of these statements

ANC RENTAL CORPORATION

(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2001 and 2000 Amounts Unaudited)
(In Millions Except Share Data)

1. Basis of Presentation

      The accompanying Consolidated Financial Statements include the accounts of ANC Rental Corporation and its subsidiaries (the “Company” or “ANC”). All significant intercompany accounts and transactions have been eliminated. These Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern.

      The Company rents vehicles on a daily, weekly or monthly basis at airport or near-airport locations through the brand names of “Alamo” and “National.” Alamo and National operate both domestically and internationally in the airport leisure and business rental market. Alamo primarily serves the value leisure market while National primarily serves the airport premium business and leisure travel market. Alamo and National operate through both company-owned and franchised locations in the United States and internationally. In the year ended December 31, 2002, Alamo had North American revenue of approximately $1.0 billion and National had North American revenue of approximately $1.1 billion. In 2002, international operations outside of North America had revenue of approximately $338 million, the majority of which was generated in the United Kingdom.

      These financial statements have also been prepared in accordance with the AICPA’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of our business. A certain portion of the liabilities recorded at December 31, 2002 and December 31, 2001 are expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest is no longer accrued on any unsecured and undersecured debt. For the year ended December 31, 2002 such amounts approximated $1.0 million.

      During the fourth quarter of 2002, management approved and announced a plan to close and abandon the Alamo Local Market Division, our former insurance replacement and local market business. The Company substantially completed its plan of abandonment in the fourth quarter of 2002. The plan included provisions for employee terminations, closure of locations and disposals or transfers of fleet to other operations. Pursuant to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the net assets and operating results of Alamo Local Market have been classified as a discontinued operation causing restatement of all prior periods presented in the annual report on Form 10-K for the fiscal year ended December 31, 2002. Previously the Company’s financial statements were audited by Arthur Andersen LLP however, in July 2002 the Company terminated Arthur Andersen LLP and engaged Ernst & Young LLP as its independent certified public accountants.

      Pursuant to the provisions of Statements on Auditing Standards Section 9508, “Reports on Audited Financial Statements: Auditing Interpretations of Section 508” paragraph .70, which, sets forth the guidance for requiring re-audits, Ernst & Young LLP, have determined that due to the discontinuance of the Alamo Local Market Division they would need to re-audit the prior two years of financial statements presented in our 2002 annual report on Form 10-K. Management believes that the cost and time to re-audit the historical periods will provide financial statement users with little to no valuable information. Currently the administrative burden relative to preparing the re-audit is not in the interest of current or future security holders or creditors, because such a re-audit would divert the Company’s limited financial and human capital resources from working towards our emergence from bankruptcy. As such, the Company’s restated results of operations and financial condition as of and for each the two years ended December 31, 2001 and 2000 are presented

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

herein as unaudited. In the opinion of management, the Consolidated Financial Statements contain all material adjustments, necessary to fairly re-state the financial position, the results of operations and cash flows as of and for each of the two years ended December 31, 2001 and 2000 along with the related disclosures herein and are adequate to make the information presented not misleading.

      Presentation of unaudited financial statements in the annual report on Form 10-K does not comply with Securities and Exchange Act Regulations, and until the Company files audited financial statements for three years as required under Regulation S-X the Securities and Exchange Commission will neither declare effective any registration statements or post-effective amendments, nor consider compliant any proxy or other filing that requires the Company’s financial statements. In addition, the Company is precluded from making offerings under effective registration statements or Regulation D until it files the required audited financial statements.

      Separately, the Company has restated its 2001 and 2000 balance sheets to report certain vehicle leases as capital leases whereas in the prior periods they were reported as operating leases. The change resulted from a different interpretation of the fleet financing and manufacturer arrangements. The restatement resulted in an increase of both assets (vehicles) and fleet debt on the balance sheet by the same dollar amount. As of December 31, 2002 and 2001 vehicles and vehicle debt increased $302.3 million and $285.2 million, respectively.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include but are not limited to allowances for doubtful accounts, accumulated vehicle depreciation, insurance reserves, valuation allowances on deferred tax assets and management’s estimates of future cash flows used to assess recoverability of long-lived assets. The primary assumption used by management is that the Company will continue as a going concern. However, should the Company not obtain financing or cease to continue as a going concern the reported amounts of assets and liabilities will change materially.

      Prior to June 30, 2000 the Company was a wholly owned subsidiary of AutoNation, Inc. (“our former Parent” or “AutoNation”). In August 1999, AutoNation announced its intention to separate its automotive rental business from its automotive retail business and in September 1999, announced its intention to distribute its entire interest in the Company to AutoNation’s stockholders on a tax-free basis (the “Distribution”), subject to conditions and consents described in the Separation and Distribution Agreement. On May 31, 2000, the former Parent’s board of directors approved the spin-off and set a record date of June 16, 2000 and a distribution date of June 30, 2000. The Distribution occurred on June 30, 2000 at which point the Company became an independent, publicly owned company. The Company entered into agreements with AutoNation, which provided for the separation of the Company’s business from AutoNation and govern various interim and ongoing relationships between the companies. All historical share and per share data included in the Consolidated Statements of Operations and Comprehensive Loss, have been retroactively adjusted for the recapitalization of the former Parent’s 100 shares of common stock into 45,142,728 shares of Common Stock on June 30, 2000.

      Basic earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of common stock purchase warrants and stock options, calculated using the if converted and the treasury stock method, respectively. Due to the losses for the years ended December 31, 2002 and 2001, the stock options and common stock purchase warrants were not dilutive.

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the net loss for the year ended December 31, 2000, the stock options were not dilutive; there were no common stock purchase warrants outstanding during the year ended December 31, 2000.

2. Chapter 11 Proceedings

      On November 13, 2001, ANC Rental Corporation and certain of its direct and indirect U.S. subsidiaries (each, a “Debtor,” and collectively “Debtors”) filed voluntary petitions under chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the district of Delaware (Case No. 01-11200 et al., Jointly Administered). The Debtors remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. For example, certain types of capital expenditures, certain sales of assets and certain requests for additional financings will require approval by the Bankruptcy Court. There is no assurance that the Bankruptcy Court will grant any requests for such approvals. Subsequent to the filing of the chapter 11 petitions, the Company obtained several court orders that authorized it to pay certain pre-petition liabilities and take certain actions to preserve the going concern value of the business, thereby enhancing the prospects of reorganization. The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. However, as a result of the chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. The Debtors do not include international operations, an insurance captive or consolidated special purpose financing entities.

      The confirmation of a plan of reorganization is the Company’s primary objective. After negotiations with various parties in interest, management expects to present a plan or plans of reorganization to the Court to reorganize the business and to restructure its obligations. This plan or plans of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. Management expects that a certain portion of the pre-petition liabilities recorded will be subject to compromise.

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

      Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Debtors at the filing date, as well as most litigation pending against us, are stayed and other pre-petition contractual obligations may not be enforced against the Debtors. The Company has notified all known claimants and historical creditors that the Bankruptcy Court established a bar date of January 14, 2003. A bar date is the date by which a claimant, whose claim against the Debtors is either omitted from or listed different from the amount or status described in the schedules of liabilities filed by the Debtors with the Bankruptcy Court, must file a claim against the Debtors if the claimant wishes to participate in the chapter 11 case as provided for in any plan of reorganization. We are currently in the process of researching and reconciling the claims that have been submitted. In addition, the Debtors have the continuing right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these subsequent rejections may file claims with the Bankruptcy Court regardless of the bar date. Any damages resulting from rejection of executory contracts and unexpired leases are treated as unsecured pre-petition claims. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under its current organizational structure, which contracts and leases will be assumed or rejected, the effect of the proceedings on the business or the recovery by creditors and equity holders of the Company.

      Under the Bankruptcy Code, post-petition liabilities and pre-petition liabilities subject to compromise must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of assets is compared to the liabilities and claims against the Debtors. There can be no assurance that any value will be ascribed to the Company’s common stock in the bankruptcy proceeding.

      As a result of the bankruptcy filings and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in the financial statements. The financial statements do not include any adjustments that may result from the resolution of these uncertainties. In particular, the financial statements do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as a result or a plan of reorganization. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the Consolidated Financial Statements included herein.

      The Company has incurred recurring operating losses and has a net capital deficiency. The ability of the Company to continue as a going concern is dependent upon, among other things, (i) its ability to generate adequate sources of liquidity, (ii) its ability to generate sufficient cash from operations, (iii) the ability of its subsidiaries that are not included in the chapter 11 cases to obtain necessary financing, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) its ability to achieve profitability following such confirmation. Because the Company can give no assurance that it can achieve any of the foregoing, there is substantial doubt about the Company’s ability to continue as a going concern.

      Separately, the Company has been engaged in investigating, and is continuing to pursue, strategic alternatives to maximize stakeholder value and strengthen our financial condition. These strategic alternatives may include the sale of all or part of the Company’s business. A sale of all or part of the Company’s business could result in proceeds substantially less than the carrying amounts of assets and liabilities.

3. Transition and Reorganization Expenses

      Transition and reorganization expenses for the year ended December 31, 2002 are as follows:

	Year Ended
	December 31, 2002

		Non-
	Cash	Cash	Total

Airport location consolidation	$4.9	$29.8	$34.7
Combining information technology systems	20.2	77.6	97.8
Exiting certain international locations	3.7	17.5	21.2
Professional fees and other	39.2	(28.0)	11.2

	$68.0	$96.9	$164.9

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the year ended December 31, 2002 the Company has made cash payments relative to its transition and reorganization expense of $59.0 million.

Airport Location Consolidation

      As of the date of the bankruptcy filing Alamo and National operated under 140 separate stand-alone concession agreements at seventy airports, including most of the major airports in the United States. The Company plans to consolidate as many of these separately branded locations as possible into dual branded locations. The Company believes that by consolidating operations into one dual branded facility it will be able to lower operating costs and improve vehicle utilization, lower personnel expense, and reduce rent expense. The Company expects to substantially complete its facility consolidation program during 2003. Due to material uncertainties and negotiations with third parties, it is not possible to predict the length of time it will take to complete each location consolidation or whether all of the contemplated location consolidations will occur as planned. As of March 31, 2003, the Company had dual branded its operations at forty-six of these airports and had received court orders allowing it to dual brand an additional three airport locations, which it expects to complete by the end of 2003.

      The Company incurred $34.7 million in expenses relative to its airport location consolidation project for the year ended December 31, 2002. For the year ended December 31, 2002, the non-cash component was primarily comprised of impairment charges and excess depreciation of approximately $32.8 million, and a gain on rejected leases of $3.0 million in the second half of 2002.

Combining Information Technology Systems

      The Company currently operates two separate and distinct information technology systems, one for each of its Alamo and National brands. By the end of 2003 or early 2004, the Company plans to migrate to one information system and abandon the other. The Company believes that by combining information technology onto one of our operating systems, cost savings can be achieved. Additional benefits of migrating to one system are expected to include a reduction of support staff, elimination of duplicative system infrastructures, improved operational efficiency, lower cost of training, and standardization across the organization. The migration to one information technology system is not without significant risks, such as the ability to successfully migrate onto one system, additional delays in implementation, temporary loss of business functionality, questions regarding the scalability of existing infrastructure and the need for coordination with other third party vendors to accept system changes. The Company accelerated depreciation on the system it plans to abandon in order to fully depreciate the remaining carrying value of $42.2 million as of December 31, 2002 over its estimated remaining useful life. In the fourth quarter of 2002, the Company revised the information technology system’s estimated useful life and as such, the excess depreciation charge approximated $2.1 million per month beginning in October 2002.

      The Company incurred $97.8 million in expenses relative to the combining of information technology systems for the year ended December 31, 2002. The cash component primarily related to external consulting while the non-cash component primarily related to excess depreciation.

Exiting Certain International Locations

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

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the third and fourth quarters of 2002, respectively, the Company’s German operating and financing subsidiaries filed for receivership in Germany under local law. As such, in the third quarter, the Company recorded an impairment charge of approximately $15.8 million to reserve its net investment in the German operations.

Professional Fees and Other

      The Company incurred professional fees of approximately $39.7 million for services rendered on behalf of the Company and its creditors for the year ended December 31, 2002. Pursuant to SOP 90-7, we have reclassified approximately $0.5 million of excess interest income to transition and reorganization expense for the year ended December 31, 2002.

      In the first quarter of 2003, the Bankruptcy Court approved an order regarding the settlement of claims concerning the holder of the Company’s interim financing fixed-rate note. The order provides for an allowed secured claim of $180.0 million and an allowed unsecured claim of $25.0 million. The secured claim will accrue interest at 10% commencing in February 2003, half of which will be paid currently with the remaining half paid upon emergence. As of December 31, 2002, the Company reversed to transition and reorganization expense excess accrued interest, net of debt issue costs and note discounts, of approximately $36.0 million relative to this facility. Finally, we accrued allowed unsecured claims of approximately $8.0 million.

Closure of Alamo Local Market Operations

      During the fourth quarter of 2002, the Company approved and announced a plan to close and abandon its Alamo Local Market Division. The Company substantially completed its plan of abandonment in the fourth quarter of 2002. The plan included provisions for employee terminations, closure of locations and disposal or transfers of fleet to the Company’s other operations. Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the net assets and operating results of the Company’s Alamo Local Market Division is classified as a discontinued operation. Assets remaining as of December 31, 2002 primarily related to trade receivables while liabilities remaining relate to pre-petition trade payables and certain self insurance reserves.

      A summary of operating results, total assets and total liabilities in the Company’s Alamo Local Market Division for the periods indicated are as follows:

	2002	2001	2000

		(Unaudited)
Revenue	$119.5	$266.2	$274.6
Net loss from discontinued operations net of income taxes of $0 in 2002, 2001 and 2000	92.1	32.3	1.0
Total assets	15.4	72.0	219.3
Total liabilities	27.3	49.6	33.4

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

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has pre-petition liabilities subject to compromise as follows:

	December 31,	December 31,
	2002	2001

		(Unaudited)
Accounts payable	$81.5	$79.2
Unsecured debt	60.0	35.0
Terminated interest rate hedges	82.3	82.3
Insurance reserves	210.5	241.7
Accrued liabilities	47.0	46.7
Other liabilities	34.3	30.4

	$515.6	$515.3

      Certain of the pre-petition insurance reserves may need to be addressed and resolved in the ordinary course of business as a result of needing to maintain mandatory insurance coverage or for other compelling business or legal reasons.

5. Debtor and Non-Debtor Consolidating Balance Sheets and Consolidating Statements of Operations

      The following combining statements of Debtors and non-debtors as of December 31, 2002 have been prepared assuming continuity of operations, realization of assets and payment of liabilities. The divisions and subsidiaries excluded from the bankruptcy proceedings relate to international subsidiaries, an insurance captive and consolidated special purpose financing entities.

	Debtors	Non-Debtors	Eliminations	Total

Assets
Cash and cash equivalents	$112.8	$53.4	$—	$166.2
Restricted cash and cash equivalents	0.6	813.0	—	813.6
Receivables, net	133.8	200.4	(2.4)	331.8
Prepaid expenses	37.4	12.2	—	49.6
Vehicles, net	(26.3)	2,980.7	—	2,954.4
Property and equipment, net	229.0	37.5	—	266.5
Goodwill, net	—	20.9	—	20.9
Other assets	921.1	67.1	(885.6)	102.6

Total assets	$1,408.4	$4,185.2	$(888.0)	$4,705.6

Liabilities & Shareholders’ Equity (Deficit)
Accounts payable	$58.1	$52.9	$0.1	$111.1
Accrued liabilities	179.5	62.5	(6.3)	235.7
Insurance reserves	63.5	81.8	(5.5)	139.8
Vehicle debt	—	3,251.0	—	3,251.0
Other debt	249.1	1.6	—	250.7
Deferred income taxes	253.7	(1.7)	1.7	253.7
Other liabilities	60.3	161.6	(0.2)	221.7
Due (from) to affiliates	326.9	(326.9)	—	—
Net liability in discontinued operations	11.9	—	—	11.9
Liabilities subject to compromise	515.6	—	—	515.6

Total liabilities	1,718.6	3,282.8	(10.2)	4,991.2
Shareholder’s equity (deficit)	(310.2)	902.4	(877.8)	(285.6)

Total liabilities and shareholders’ equity (deficit)	$1,408.4	$4,185.2	$(888.0)	$4,705.6

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Debtors	Non-Debtors	Eliminations	Total

Revenue	$1,964.8	$1,467.9	$(1,038.9)	$2,393.8
Expenses:
Direct operating costs	930.3	251.4	(77.1)	1,104.6
Vehicle depreciation, net	744.6	795.9	(822.7)	717.8
Selling, general, and administrative	412.9	221.9	(137.0)	497.8
Transition and reorganization expenses	144.2	20.7	—	164.9
Interest income	(2.7)	(2.0)	—	(4.7)
Interest expense	63.3	147.0	(3.8)	206.5
Other expense (income), net	139.2	(94.9)	(1.6)	42.7
Equity (earnings) in investee	(8.0)	—	8.0	—

Income (loss) before income taxes	(459.0)	127.9	(4.7)	(335.8)

Provision (benefit) for income taxes	—	13.7	(13.7)	—

Income (loss) from continuing operations	(459.0)	114.2	9.0	(335.8)

Net loss from discontinued operations, net of benefit of income taxes of $0.	(92.1)	—	—	(92.1)

Net income (loss) before cumulative effect of change in accounting principle	(551.1)	114.2	9.0	(427.9)

Cumulative effect of change in accounting principle, net of benefit of income taxes of $0.	—	(106.2)	—	(106.2)

Net income (loss)	$(551.1)	$8.0	$9.0	$(534.1)

6. Summary of Significant Accounting Policies

  Cash and Cash Equivalents

      Cash and cash equivalents consist of highly liquid investments that have an original maturity of three months or less at the date of purchase.

  Restricted Cash and Cash Equivalents

      Restricted cash and cash equivalents consists of amounts held in trust for payment and as security under the Company’s vehicle debt programs as well as amounts on deposit for insurance claims.

	2002	2001

		(Unaudited)
Restricted cash for vehicle debt	$750.7	$1,262.2
Restricted cash for insurance claims	62.9	47.8

	$813.6	$1,310.0

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

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Receivables

      The components of receivables, net of allowance for doubtful accounts as of December 31 are as follows:

	2002	2001

		(Unaudited)
Trade receivables	$119.8	$152.0
Vehicle manufacturer receivables	181.1	115.3
Other	60.3	86.0

	361.2	353.3
Less: allowance for doubtful accounts	(29.4)	(14.9)

	$331.8	$338.4

      The Company maintains allowances for doubtful accounts for estimated losses from the inability or failure of our customers to make payments for rental activity, damage reimbursement or sales of vehicles. The allowances are based on current trends and historical collection experience and a percentage of our accounts receivable by aging category. In determining these percentages, we look to historical write-offs, current trends in the credit quality of our customer base and in billing dispute resolution as well as changes in credit policy.

  Vehicles

      Vehicles are stated at cost less accumulated depreciation. The straight-line method is used to depreciate vehicles to their estimated residual values over periods typically ranging from three to fourteen months. Vehicles are typically held up to nine months. Management, on a periodic basis, reviews depreciable lives and rates for adequacy based on a variety of factors including general economic conditions and the estimated holding period of the vehicles. Depreciation expense includes amortization of deferred manufacturer incentives and gains and losses on vehicle sales in the ordinary course of business. Vehicles held for disposal are evaluated as a group and recorded at the lower of cost or market.

      A summary of vehicles, net as of December 31 is as follows:

	2002	2001

		(as Restated)
		(Unaudited)
Revenue earning vehicles	$3,317.2	$3,997.9
Less: accumulated depreciation	(362.8)	(620.4)

	$2,954.4	$3,377.5

      Vehicles with a net book value of approximately $2.57 billion and $2.68 billion at December 31, 2002 and 2001, respectively, were acquired under programs that allow the Company to require vehicle manufacturers to repurchase vehicles for a specified price at the end of defined holding period, subject to varying mileage and damage limitations. Vehicles subject to a capital leases approximated $302.3 million and $285.2 million as of December 31, 2002 and 2001, respectively. The Company depreciates vehicles subject to a capital lease, to the vehicles expected residual values over the term of the leases, which average approximately six months, as a component of vehicle depreciation expense. The Company also leases vehicles under operating lease agreements which require the Company to provide normal maintenance and liability coverage. The agreements generally have terms of four to thirteen months. Many agreements provide for an option to terminate the leases early and allow for the purchase of leased vehicles subject to certain restrictions.

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      A summary of property and equipment as of December 31 is as follows:

	2002	2001

		(Unaudited)
Land	$45.9	$50.8
Furniture, fixtures and equipment	398.7	407.0
Buildings and improvements	266.8	292.8

	711.4	750.6
Less: accumulated depreciation and amortization	(444.9)	(316.6)

	$266.5	$434.0

      The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. Such indicators include:

•	A significant decrease in the market price of a long-lived asset or asset group;

•	A significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group;

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or

•	A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

      The Company uses an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment in assessing their recoverability. The Company measures impairment loss as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). The Company primarily employs two methodologies for determining the fair value of an asset. Fair value is either the amount at which the asset could be bought or sold in a current transaction between willing parties or the present value of estimated expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Other Assets

      The components of other assets as of December 31 are as follows:

	2002	2001

		(Unaudited)
Deposits	$80.8	$40.7
Debt issue cost, net	13.8	22.3
Interest rate hedges, at fair value	4.2	22.3
Other	3.8	4.7

	$102.6	$90.0

      Direct and incremental costs incurred in connection with the Company’s debt facilities have been recorded as a component of other assets and are being amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related borrowing.

  Goodwill

      Goodwill consists of the cost of acquired businesses in excess of the fair value of net assets acquired and as of December 31, 2002 relates solely to our operations in the United Kingdom.

      The Company has reviewed the carrying values of its goodwill as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” by comparing the carrying values of its reporting units to their fair values and determined that the carrying amounts of the reporting units did not exceed their respective fair values. When determining fair value, the Company utilized projections of future cash flows, appraisals from investment advisors or recent offers. A change in these underlying assumptions would cause a change in the results of these tests and, as such, could cause fair value to be less than the respective carrying amounts. In such event, the Company would then be required to record a charge, which would impact earnings. The Company will continue to review the carrying values of goodwill and other intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

      The Company’s transition adjustment for the adoption of SFAS 142 is more fully described in Note 18.

      In September 2001, as a result of the significant adverse changes in business environment in part due to the events of September 11, and historical and projected cash flow losses, the Company determined that recoverability of its enterprise level intangible assets was not assured. As such, the Company recognized an impairment charge for its enterprise level intangible assets of approximately $210.8 million for the quarter ended September 30, 2001.

  Accounts Payable

      The components of accounts payable as of December 31 are as follows:

	2002	2001

		(Unaudited)
Trade payables	$148.4	$141.5
Vehicle payables	44.2	26.1
Less, amounts currently subject to compromise	(81.5)	(79.2)

	$111.1	$88.4

      Vehicle payables represent amounts to be financed after period-end for vehicles acquired under the Company’s vehicle financing programs.

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Liability Insurance

      The nature of the Company’s business exposes it to the risk of liabilities arising out of its operations. These potential liabilities could involve, for example, claims of employees, customers or third parties for personal injury or property damage occurring in the course of the Company’s operations, claims for remediation costs, personal injury, property damage, and damage to the environment in cases where the Company may be held responsible for the escape of harmful materials. The Company could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements.

      The nature of the Company’s business also exposes it to significant risk of liability arising primarily out of accidents involving automobiles rented from its vehicle rental fleet. Laws in some states impose vicarious liability on automotive rental companies, which increases the Company’s risk. Subject to the risk levels discussed below, the Company manages its exposure through a combination of qualified self insurance and risk transfer to insurance companies which are rated as financially sound by insurance rating agencies. The Company is substantially self-insured for the majority of its incurred liability. The Company carries certain excess liability coverage, however, catastrophic losses may occur which exceed the amount of coverage limits.

      The Company either purchases commercial insurance or acts as its own qualified self-insurer for automobile liability, general liability, workers’ compensation and employer’s liability claims. Historically, the Company retained up to $1.0 million of risk per claim, plus claims handling expense under its various property, auto liability and general liability insurance programs. In the fourth quarter of 2001, the Company raised this retention up to $5.0 million in auto and general liability insurance programs. The Company purchases excess liability insurance to provide insurance in excess of the primary liability insurance policies and/or retained losses subject to certain deductibles. The level of risk the Company retains may change in the future as insurance market conditions or other factors affecting the economics of its insurance purchasing change. Although the Company strives to operate safely and prudently and has, subject to certain limitations and exclusions, certain excess liability insurance, the Company may be exposed to uninsured or underinsured losses that could have a material adverse effect on its results of operations and financial condition.

      Provisions for retained or self-insured claims are made by charges to expense based upon periodic evaluations by management and outside actuaries of the estimated ultimate liabilities on reported and unreported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known. The Company has collateral requirements that are set by insurance companies, which underwrite its insurance programs. The collateral requirements may change from time to time, based on, among other things, the Company’s claims experience, financial performance or credit quality and retention levels.

  Insurance Reserves

      The components of insurance reserves as of December 31 are as follows:

	2002	2001

		(Unaudited)
Auto and general liability	$324.8	$274.4
Other	25.5	29.6
Less, amounts currently subject to compromise	(210.5)	(241.7)

	$139.8	$62.3

      Certain of the pre-petition insurance reserves may need to be addressed and resolved in the ordinary course of business as a result of needing to maintain mandatory insurance coverage or for other compelling business or legal reasons.

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Other Liabilities

      A summary of other liabilities as of December 31 is as follows:

	2002	2001

		(Unaudited)
Minority interest	$158.7	$141.3
Terminated interest rate hedges at fair value	82.3	82.3
Deferred gains on property sales	27.8	32.8
Other	69.5	55.3
Less, amounts currently subject to compromise	(116.6)	(112.7)

	$221.7	$199.0

      Minority interest represents the limited partnership interest in a Canadian subsidiary of the Company, which was formed in 1997. Minority interest in the subsidiary’s earnings included in interest expense was $8.6 million, $8.2 million and $7.4 million for the years ended December 31, 2002, 2001, and 2000, respectively.

  Other Comprehensive Loss

      Other comprehensive loss, net of income taxes, consists of foreign currency translation adjustments and changes in fair value of the Company’s interest rate hedges. The assets and liabilities of foreign subsidiaries are translated at period-end exchange rates. Results of operations are translated at the average rates of exchange in effect during the period.

      The components of accumulated other comprehensive loss are as follows:

	December 31,	December 31,
	2002	2001

		(Unaudited)
Foreign currency translation adjustments	$(6.1)	$(14.1)
Deferred losses on interest rate hedges	(53.8)	(73.1)

	$(59.9)	$(87.2)

  Revenue Recognition

      Revenue consists primarily of fees from rentals and the sale of related rental products. The Company recognizes revenue over the period in which vehicles are rented. The Company also receives franchise fees, which are recognized in the period in which the fee is earned from the franchisee and represent approximately 1.7% of revenue.

  Income Taxes

      Prior to June 30, 2000 the Company was included in the consolidated federal income tax return of our former Parent. All tax amounts have been recorded as if the Company filed a separate federal tax return. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

Derivative Financial Instruments

      The Company utilizes interest rate protection agreements with several counterparties to manage the impact of interest rate changes on the Company’s variable-rate vehicle debt obligations. The Company does not use derivative financial instruments for trading purposes. Cash proceeds on derivative financial instruments used to manage interest rate exposure are recorded as a component of vehicle interest expense. On January 1, 2001 the Company adopted a new accounting standard related to derivatives. For a further discussion of the Company’s interest rate derivatives refer to Note 17.

Advertising

      The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at December 31, 2002 or 2001. Advertising expense was $73.9 million, $98.0 million and $133.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Environmental Costs

      The Company’s operations involve the storage and dispensing of petroleum products, primarily gasoline. The Company records as expense, on a current basis, costs associated with remediation of environmental pollution. The Company also accrues for its proportionate share of costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated. Estimated costs include anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and legal fees, as appropriate. Provisions for environmental costs are made by charges to expense upon periodic reviews by management and outside legal counsel. Adjustments or recoveries from third parties, if any, are reflected in operations in the periods in which such adjustments are known and deemed probable.

Stock based compensation

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended, in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Following our chapter 11 filing, no stock options were granted in 2002. Had compensation cost for stock option grants under the Company’s stock option plans been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss would have increased accordingly. Using the Black-Scholes option pricing model for all options granted after June 30, 2000, the Company’s pro forma net loss and pro forma

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average fair value of options granted, with related assumptions, are as follows for the years ended December 31:

	2002	2001	2000

Net loss, as reported	$(534.1)	$(606.7)	$(2.0)
Less, total stock-based employee compensation expensed under the fair value based method for all awards	—	(2.8)	(4.6)

Pro forma loss	$(534.1)	$(609.5)	$(6.6)

Pro forma loss per share:
Basic and diluted	—	(13.48)	(0.15)
Pro forma weighted average fair value of options granted	—	2.78	2.89
Risk free interest rates	—	5.06%	5.11%
Expected lives	—	1.5-7 years	5-7 years
Expected volatility	—	65.7%	64.4%

      The Company believes that as a result of its chapter 11 filing, its inability to issue shares, and the lack of any grants under the stock option plan in 2002 there is no value to its options as such there is no related stock based compensation.

Consolidated Statements of Cash Flows

      The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. There were no significant non-cash investing and financing transactions during the years ended December 31, 2002, 2001 and 2000.

      The Company made interest payments of approximately $131.0 million, $292.5 million and $344.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, including interest on vehicle debt. The Company made no tax payments during the three years ended December 31, 2002.

New Accounting Pronouncements – Not Yet Adopted

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and recognition of liabilities for costs associated with exit or disposal activities, requiring that such liabilities be recognized and measured initially at fair value only when a liability is incurred. SFAS No. 146 will be effective for disposal activities that are initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146, as of January 1, 2003, will have a material effect on the Company’s financial position, results of operations or cash flows.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable prospectively to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements issued after December 15, 2002. Management does not believe the adoption of FIN 45 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensa-

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the effects of stock-based compensation. The annual disclosure guidance of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure requirements apply to interim periods ending after December 15, 2002. Management does not believe the adoption of SFAS No. 148 will affect the Company’s financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses when a company should include in its financial statements the assets and liabilities of unconsolidated variable interest entities. FIN 46 is effective for all variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 15, 2003. Management does not believe the adoption of FIN 46 will affect the Company’s financial position, results of operations or cash flows.

7. Vehicle Debt

      Vehicle debt as of December 31 is as follows:

	2002	2001

		(as Restated)
		(Unaudited)
Bank sponsored liquidity back-up facility secured by eligible vehicle collateral; interest based on U.S. Prime rate; weighted average interest rate of 4.75% at December 31, 2001.	$—	$63.8
Auction-rate note program; weighted average interest rate of 2.77% at December 31, 2001; maturities through 2006, net of a $0.3 million discount at December 31, 2001.	—	222.7
Amounts under various asset-backed medium-term note programs secured by eligible vehicle collateral:
Fixed-rate component; weighted average interest rate of 6.02% at December 31, 2002 and 5.94% at December 31, 2001; maturities through 2004.	500.0	1,250.0
Floating-rate component based on a spread over LIBOR; weighted average interest rate of 2.06% and 2.17% at December 31, 2002 and December 31, 2001, respectively; maturities through 2005.	2,399.8	2,350.0
Vehicles subject to capital leases	302.3	285.2
Other committed and uncommitted secured vehicle financings primarily with financing institutions in the United Kingdom; LIBOR based interest rates; weighted average interest rates of 5.25% and 4.09% at December 31, 2002 and December 31, 2001, respectively; maturities through 2003.	48.9	91.3

	$3,251.0	$4,263.0

      The Company finances its domestic vehicle purchases through wholly-owned, consolidated, special purpose financing subsidiaries. These financing subsidiaries obtain funds by issuing asset-backed medium-term notes or commercial paper into the capital markets. The financing subsidiaries in turn lease vehicles to the domestic operating subsidiaries. The Company’s international operations in Europe and Canada obtain

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their own financing for vehicle purchases through various asset-backed financings, leases and secured loans on a country by country basis.

      The Company’s operations in the United Kingdom acquires vehicles from manufacturers under repurchase programs (with guaranteed residual values). The cars are then sold under sale-leaseback arrangements with varied third party financing institutions. The vehicles are held for an average of six months; the vehicle obligation accrues interest at a rate based upon a spread over LIBOR. The minimum amount due under the capital lease obligations is $302.3 million as of December 31, 2002.

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

      In February 2002, the Bankruptcy Court approved, on a final basis, a fleet financing agreement insured by MBIA whereby MBIA allowed for the release of certain restricted funds supporting the MBIA insured outstanding series of medium-term notes for the purchase of new vehicles. The agreement made available up to $1.0 billion of previously frozen funds for the acquisition of new fleet. On May 10, 2002, the Bankruptcy Court approved, on a final basis, an agreement with MBIA to allow the Company to continue to use $2.3 billion of its fleet financing facilities on a revolving basis. As such, the Company is allowed to use proceeds received from the disposition of vehicles financed by these facilities to purchase new vehicles. Through a series of court orders, the agreement is currently scheduled to expire in June 2003. The Company expects to file a motion to extend the agreement beyond June 2003.

      Additionally, the Company issued a $275.0 million variable funding asset-backed note which, in June 2002, the Company amended to allow for borrowings of up to $575.0 million. The note bears interest at a variable rate based upon a spread over LIBOR and was set to expire in September 2002. In August 2002, the Company refinanced the variable funding note with the issuance of $600.0 million of vehicle asset-backed medium-term notes with a term of approximately two years at a floating rate based on a spread over LIBOR. Upon the emergence from chapter 11, the Company may need to refinance these asset-backed medium-term notes. The Company hedged its floating interest rate risk through the purchase of an interest-rate cap with a strike price of 6.5%. The Company expects the interest-rate cap to be effective in hedging interest rate risk.

      In the fourth quarter of 2002, the Company repaid amounts outstanding under its auction-rate note program.

      At December 31, 2002, aggregate expected maturities of vehicle debt were as follows:

2003	$934.2
2004	1,909.9
2005	406.9

$3,251.0

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Other Debt

      Other debt as of December 31 is as follows:

	2002	2001

		(Unaudited)
Secured revolving credit facility weighted average interest rate of 5.75% at December 31, 2002, matures 2003	$29.1	$—
Supplemental secured term loan at 12.25% and 12.75% at December 31, 2002 and December 31, 2001, respectively, matures May 31, 2003	40.0	40.0
Interim financing fixed rate note at 14.5% as of December 31, 2001 increasing 0.5% each 90 day period thereafter capped at 18.0%, net of a $10.4 million discount at December 31, 2001	—	189.6
Secured claim $180.0 million at 10.0% from February 2003 and an unsecured claim of $25.0 million	205.0	—
Unsecured notes payable to vehicle manufacturer; weighted average interest rates of 2.63% and 4.26% at December 31, 2002 and December 31, 2001, matures June 2002	35.0	35.0
Notes payable to former owners of acquired business; interest payable using LIBOR based rates; weighted average interest of 6.45% at December 31, 2001	—	2.4
Other uncommitted credit facilities and other notes relating to the Company’s international subsidiaries; interest ranging from 5.53% to 8.75%; maturing through 2002	1.6	15.3

	310.7	282.3

Less, amounts considered to be subject to compromise	(60.0)	(35.0)

	$250.7	$247.3

      As of December 31, 2002 debt classified as other debt is considered to be current. The Debtors’ filing for chapter 11 represented an Event of Default under each of these financing facilities. Under bankruptcy law, the Debtors are not permitted to make scheduled principal and interest payments with respect to their pre-petition debt unless specifically ordered by the Court. As a result of the Company’s filing for chapter 11 it has not made principle payments currently due relative to its debt classified as Other Debt.

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

      On June 30, 2000 the Company entered into an agreement with a lender for interim financing of $225.0 million in connection with its separation from its former Parent. The initial term of the interim financing was

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12 months. The Company extended $200.0 million of the interim financing into a six-year term loan. In accordance with the terms of the agreement, upon conversion to the term loan the Company issued immediately exercisable warrants representing approximately 3.7 million shares and paid a fee of $6.0 million to the lender. The term loan bears interest at an increasing rate starting at 14.5% as of October 1, 2001 and increases by 50 basis points each 90 day period up to a maximum of 18.0%. The term loan may, at the option of the lender, be exchanged into a fixed-rate note with a similar maturity. The warrants have a term of 10 years and an exercise price of $0.01 per share. The fair value of the warrants on June 30, 2001, the date of issue, was $11.0 million. The fair value of the warrants was treated as a note discount, and was amortized as a component of interest expense, over the term of the refinancing. As discussed further in this Note, as of December 31, 2002 all remaining note discounts for warrants issued have been reversed. Upon request of the holder of the notes and warrants the Company is required to file registration statements with the Securities and Exchange Commission which register the fixed-rate notes referred to above and the shares of common stock issuable upon the exercise of the warrants. To the extent the Company does not file these registration statements or they are not declared effective within certain time constraints the Company will be required to pay penalties.

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

      As of September 30, 2001, the Company further amended its financing facilities, deferring the $70.0 million principal payment until November 30, 2001, and suspending certain financial covenants through November 15, 2001. Concurrent with the amendments the Company issued additional immediately exercisable warrants representing approximately 1.4 million shares of common stock. These warrants have a term of ten years from their issue date and an exercise price of $0.01 per share. The fair value of the additional warrants on September 30, 2001, the date of issue, was $0.7 million. The fair value of the warrants was recorded as a note discount and was amortized as a component of interest expense over the term of the note using the effective interest method.

      In the first quarter of 2003, the Bankruptcy Court approved an order regarding the settlement of claims concerning the holder of the Company’s $200.0 million interim financing fixed-rate note. The order provides for an allowed secured claim of $180.0 million and an allowed unsecured claim of $25.0 million. The secured claim will accrue interest at 10%, half of which will be paid currently with the remaining half paid upon emergence. The effect of this settlement has been reflected in these consolidated financial statements. As of December 31, 2002, the Company reversed to transition and reorganization expense accrued interest in excess of, debt issue cost and note discounts netting approximately $36.0 million.

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

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Income Taxes

      The components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

	2002	2001	2000

Current:
Federal	$—	$—	$0.8
State	—	—	4.0
Foreign	—	—	—
Federal and state deferred	(7.6)	96.0	(3.6)
Foreign deferred	7.6	7.5	2.7

Provision (benefit) for income taxes	$—	$103.5	$3.9

      A reconciliation of the provision (benefit) for income taxes calculated using the statutory federal income tax rate to the Company’s provision (benefit) for income taxes for the years ended December 31 is as follows:

	2002	2001	2000

Provision (benefit) at statutory federal income tax rate	$(117.5)	$(176.1)	$0.6
Goodwill	—	27.6	1.9
Non-deductible expenses	27.1	5.1	0.9
State income taxes, net of federal benefit	(13.4)	(18.0)	0.1
Change in valuation allowance	104.6	265.1	—
Foreign income tax provision (benefit) at other than U.S. rates	(0.8)	(0.2)	0.4

Provision (benefit) for income taxes	$—	$103.5	$3.9

      Components of the net deferred income tax liability at December 31 are as follows:

	2002	2001

Deferred income tax liabilities:
Book basis in property over tax basis	$337.1	$393.1
Deferred income tax assets:
Net operating loss carry forwards	(318.0)	(232.9)
Accruals not currently deductible	(191.7)	(201.2)
Valuation allowance	426.3	294.7

Net deferred income tax liability	$253.7	$253.7

      At December 31, 2002, the Company had available domestic net operating loss carry forwards of approximately $683.6 million and foreign net operating loss carry forwards of approximately $104.4 million, the majority of which have an indefinite carry forward. The expiration of the domestic net operating loss carry forwards is as follows: $10.0 million in 2011, $180.4 million in 2020, $223.8 million in 2021 and $269.4 million in 2022. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Upon our emergence from chapter 11 or sale the Company’s net operating loss carry-forwards may be limited as to their use.

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company entered into a tax sharing agreement with AutoNation on June 30, 2000. The primary purpose of the agreement is to reflect each party’s rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including June 30, 2000 and any taxes resulting from transactions effected in connection with the spin-off. The agreement also covers the handling of audits, settlements, elections, accounting methods and return filings in cases where both companies have an interest in the results of these activities. With respect to any period ending on or before the spin-off or any tax period in which the spin-off occurs, AutoNation will:

•	continue to be the sole and exclusive agent for the Company in all matters relating to its income, franchise, property, sales and use tax liabilities,

•	bear any costs relating to tax audits, including tax assessments and any related interest and penalties and any legal, litigation, accounting or consulting expenses, subject to the Company’s obligation to pay for items relating to the rental business,

•	continue to have the sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated or combined state income tax returns, and

•	generally have the powers, in AutoNation’s sole discretion, to contest or compromise any claim or refund on the Company’s behalf.

      During the time the Company was part of AutoNation’s consolidated Federal Income Tax Return, AutoNation engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Based upon disclosures from AutoNation a settlement has been reached with the Internal Revenue Service, however, until and unless paid by AutoNation, the Company may still have several liability with AutoNation to the Internal Revenue Service for all transactions, that occurred while the Company was part of AutoNation’s consolidated Federal tax returns. The Company has included below an excerpt from AutoNation’s periodical report on Form 10-Q as of March 31, 2003 regarding these transactions.

“In March 2003, the Company (AutoNation) entered into a settlement agreement with the Internal Revenue Service (“IRS”) with respect to the tax treatment of certain transactions entered into by the Company (AutoNation) in 1997 and 1999, including a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits. Under the agreement, the Company (AutoNation) owes the IRS net aggregate payments of approximately $470 million. An initial net payment of approximately $350 million is due in March 2004, and three subsequent payments of approximately $40 million each are due in March 2005, 2006 and 2007, respectively.”

      Recently the Company reached an agreement with AutoNation and the Unsecured Creditors’ Committee that resolves potential claims relating to its bankruptcy, including potential claims arising out of the spin-off from AutoNation in 2000. The agreement is subject to bankruptcy court approval, which the parties will seek to obtain in early May. As part of this agreement, the Company will receive indemnity from AutoNation regarding these tax claims, and the Company will reject the tax sharing agreement.

10. Stock Options

      On June 28, 2000 the Company’s Board of Directors and AutoNation as sole shareholder approved the ANC Rental Corporation Stock Option Plan. The total amount of shares issuable under the Plan is 9,000,000.

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2000, the Company’s Board of Directors approved the grant, to key employees and directors of the Company, of options to purchase 6,695,000 shares of Common Stock, at a price equal to the average of the daily high and low market price of the Common Stock on July 3, 2000, the date of grant. The options granted have a term of ten years from the date of grant, and vest in equal 25% increments over three and one-half years commencing on January 1, 2001 and annually thereafter. As part of the initial grant each outside director received a grant of options to purchase 100,000 shares of Common Stock, which vested immediately. The Company’s Chairman received a grant of options to purchase 750,000 shares of Common Stock, which vested immediately.

      In May of 2001, the Company’s Board of Directors and its shareholders approved a plan that granted options to purchase 750,000 shares of Common Stock to the Company’s Chairman and then Chief Executive Officer and granted each outside director options, which vested immediately, to purchase 50,000 shares of Common Stock. One third of the Chairman’s options vested immediately and one third will vest on each of the first two anniversaries of the grant date, subject to continued employment.

      A summary of issued stock option transactions is as follows for the years ended December 31:

	2002		2001		2000

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options and warrants outstanding at beginning of period	6.4	$4.86	6.5	$5.20	—	$—
Granted	—	$—	1.5	$3.72	6.6	$5.20
Exercised	—	$—	—	$—	—	$—
Cancelled	(1.5)	$5.19	(1.6)	$5.19	(0.1)	$5.19

Options outstanding at end of period	4.9	$4.77	6.4	$4.86	6.5	$5.20

Options exercisable at end of period	3.5	$4.70	3.0	$4.86	1.3	$5.20
Options available for future grants	0.9	—	0.9	—	2.4	—

      A summary of outstanding and exercisable options by price range as of December 31, 2002:

		Weighted
		Average
	Number	Remaining	Weighted	Number	Weighted
	Outstanding	Contractual	Average	Exercisable	Average
	as of	Life	Exercise	as of	Exercise
Range of Exercise Prices	December 31, 2002	(in years)	Price	December 31, 2002	Price

2.53 – 4.90	1.4	8.30	3.72	1.1	3.61
5.19 – 6.94	3.5	7.18	5.21	2.4	5.20

2.53 – 6.94	4.9	7.45	4.77	3.5	4.70

11. Commitments and Contingencies

  Legal Proceedings

      The Company is a party to various legal proceedings, which have arisen, in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Expenses under real property, equipment and software leases and airport concession and permit agreements (excluding amounts charged through to customers) for the years ended December 31 are as follows:

	2002	2001

Real property	$76.8	$67.8
Equipment and software	22.6	22.8
Airport concession and permit fees:
Minimum fixed obligations	144.2	142.6
Additional amounts, based on revenue from vehicle rentals	59.3	91.6

Total	$302.9	$324.8

      Future minimum lease obligations under noncancelable real property, equipment and software leases and airport agreements with initial terms in excess of one year at December 31, 2002 are as follows:

2003.	$143.9
2004.	111.0
2005.	84.8
2006.	67.4
2007.	62.6
Thereafter	474.6

$944.3

      Aggregate maturities of the Company’s capital leases for vehicles are included in the expected debt maturities table in Note 7.

  Other Matters

      In the normal course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies and insurance companies by making cash deposits, obtaining surety bonds or by obtaining bank letters of credit. As of March 6, 2003, the Company had outstanding surety bonds of approximately $127.2 million, the majority of which expire during 2003, and at December 31, 2002 had outstanding letters of credit totaling $32.7 million.

      The Company continues to investigate and pursue strategic alternatives to maximize stakeholder value and strengthen the Company’s financial condition. These strategic alternatives may include the sale or closure of all or part of its business. In connection with these initiatives certain parties engaged in the reorganization or financing of the Company may earn contingent incentives, success or emergence fees. The success fees are to be paid based upon a sliding scale affected by the passage of time and the value realized upon reorganization

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or sale of the Company. The Company expects these success or emergence fees would not exceed $21.0 million, of which an emergence fee of $12.5 million is payable to the Company’s primary vehicle debt surety provider.

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

      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, restricted cash and cash equivalents, trade and manufacturer receivables, other assets, accounts payable, accrued liabilities, other liabilities and variable-rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value assuming the Company continues as a going concern.

•	Fixed rate medium-term notes payable: The fair value of medium-term notes payable is estimated based on the quoted market prices for the same or similar issues.

•	Interest rate caps and floors: The fair value of interest rate caps and floors is determined from valuation models which are then compared to dealer quotations and represents the discounted future cash flows through maturity of expiration using current rates, and is effectively the amount the Company would pay or receive to terminate the agreements. As of December 31, 2001 all of the Company’s interest rate floors were terminated.

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the carrying amounts and fair values of the Company’s financial instruments, except for those noted above for which carrying amounts approximate fair value, as of December 31:

	2002		2001

	Carrying	Fair	Carrying	Fair
Assets (Liabilities)	Amount	Value	Amount	Value

Fixed rate medium-term notes payable	$(500.0)	$—	$(1,250.0)	$—
Interim financing	(205.0)	—	(200.0)	—
Interest rate caps	4.3	4.3	22.3	22.3
Interest rate floors/due to counterparty	(82.3)	—	(82.3)	—

      Due to uncertainty surrounding the chapter 11 filing, the fair value of the medium-term notes, interim financing and amounts due to counterparty, which are Debtor obligations, is not determinable.

13. Business and Credit Concentrations

      The Company owns and operates vehicle rental facilities primarily in the United States, Europe and Canada. The automotive rental industry in which the Company operates is highly seasonal. The majority of the Company’s revenue is derived from airport locations. Changes in the volume of air travel will have an effect on the Company’s profitability.

      As of December 31, 2002 approximately 86.6% of the fleet was covered by manufacturer repurchase programs or leased and not subject to residual value risk. At December 31, 2002 and 2001, the Company had vehicle receivables from manufacturers of $181.1 million and $115.3 million, respectively. Concentrations of credit risk with respect to non-vehicle manufacturer receivables are limited due to the wide variety of customers and markets in which services are provided as well as their dispersion across many different geographic areas primarily in the United States. Consequently, at December 31, 2002, the Company does not consider itself to have any significant non-vehicle manufacturer receivable concentrations of credit risk.

      General Motors, through its franchised dealers, is the Company’s principal supplier of rental fleet vehicles. The number of vehicles the Company purchases varies from year to year. In model year 2002, the Company purchased approximately 61% of its aggregate domestic rental fleet from General Motors. In return, General Motors has agreed to provide certain incentives as well as a minimum number of vehicles.

14. Related Party Transactions

      AutoNation distributed all of the Company’s common stock to its shareholders as of June 30, 2000. The Company’s relationship with AutoNation since the spin-off has been governed by a separation and distribution agreement and other agreements entered into in June 2000 in connection with the spin-off. Certain of the directors of the Company are directors of AutoNation.

      Before the spin-off from AutoNation, AutoNation had provided guarantees in support of the Company’s debt financing. Pursuant to a reimbursement agreement entered into with AutoNation before the distribution date, some of this credit support remains in place following the spin-off. In particular, AutoNation continues to guarantee certain annual rent expense in connection with various real estate lease obligations and vehicle leases. The Company has reimbursement obligations to AutoNation to the extent AutoNation is required to satisfy any of its guarantees of any of its obligations. These reimbursement obligations are payable upon AutoNation’s demand, except in the event that certain of the Company’s loans and credit facilities remain in effect as of the date of AutoNation’s demand. Additionally, as part of the issuance in 2001 of a $29.5 million surety bond, AutoNation provided a $29.5 million back-up guarantee for the benefit of Liberty Mutual Insurance Company, the Company’s primary surety provider. The reimbursement agreement was amended to

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide for a reduction in AutoNation’s back-up guarantee over the course of the next five years. The Company paid AutoNation $1.1 million and $0.3 million for its guarantees of the Company’s debt for the year ended December 31, 2001 and 2000, respectively. No amounts were paid for the year ended December 31, 2002.

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

      The Company entered into two leases with AutoNation: (i) a lease for approximately 161,000 square feet of office space to serve as ANC’s corporate headquarters and (ii) a lease for approximately 31,600 square feet of computer data center space at AutoNation’s data center.

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

      The total dollar volume related to the above discussed transactions and paid to AutoNation for each of the three years ended December 31 is as follows: dealer mark-up paid on vehicle purchases approximated $0.3 million for 2001 and $1.5 million for 2000 and 1999; and parts purchases approximated $2.3 million for 2001 and $7.5 million for 2000 and 1999. Amounts related to the operation of replacement car rental sites at AutoNation dealerships, and revenue received from AutoNation’s corporate car rental contracts were not material for each of the three years ended December 31, 2001.

      During 2002, 2001 and 2000, the Company’s Chairman had a beneficial ownership interest in Certified Vacations, Inc. (“Certified Vacations”), a domestic tour operator that has conducted business with the Company. Total gross revenue recognized by the Company from Certified Vacations was approximately $4.0 million, $5.7 million and $8.7 million for the years ended December 31, 2002, 2001, and 2000, respectively.

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      It is the Company’s policy that transactions with related parties must be on terms that, on the whole, are no less favorable than those that would be available from unrelated parties. It is management’s belief that all of the transactions described met that standard at the time the transactions were effected.

15. Segment Information

      The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires certain segment financial information to be disclosed on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources. Management reviews its operating results and makes resource allocation decisions based primarily upon geographic regions. The Company’s management segments are defined as (i) United States Rental Group, comprising of both Alamo and National domestic operations (ii) Canada, and (iii) International, comprising Alamo and National operations located primarily in Europe. The Company believes its management segments exhibit similar economic characteristics, share the same product, types of customers and points of service. Accordingly, as permitted under SFAS 131, for financial reporting purposes the Company has aggregated its management segments into one segment, automotive rental.

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

	2002

	Domestic	International	Consolidated

Revenue	$1,964.8	$429.0	$2,393.8
Total assets	3,971.6	734.0	4,705.6

	2001

	Domestic	International	Consolidated

	(Unaudited)
Revenue	$2,429.3	$467.4	$2,896.7
Total assets	5,300.4	753.5	6,053.9

	2000

	Domestic	International	Consolidated

	(Unaudited)
Revenue	$2,794.9	$455.6	$3,250.5
Total assets	6,031.1	765.7	6,796.8

16. Quarterly Financial Information (Unaudited)

      The Company’s operations, and particularly the leisure travel market, are highly seasonal. In these operations, the third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect. The first and fourth quarters for the Company’s operations are generally the weakest, because of limited leisure travel and a greater potential for adverse or unseasonable weather conditions to impact the Company’s operations. Many of the operating expenses such as

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rent, general insurance and administrative personnel remain fixed throughout the year and cannot be reduced during periods of decreased rental demand.

      The following tables present certain of the Company’s operating results for each of the eight fiscal quarters in the two-year period ended December 31, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited and unaudited Consolidated Financial Statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. In addition, the quarterly results have been restated to exclude our discontinued operations.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Revenue	2002	$552.1	$620.1	$682.0	$539.6
	2001	$705.6	$784.9	$836.0	$570.2
Net loss from continuing operations before income taxes	2002	$(122.6)	$(100.0)	$(49.3)	$(63.9)
	2001	$(60.8)	$(26.7)	$(246.5)	$(148.5)
Net loss before cumulative effect of change in accounting principles	2002	$(139.5)	$(117.3)	$(72.8)	$(98.3)
	2001	$(40.0)	$(23.5)	$(381.6)	$(168.7)
Net loss	2002	$(245.7)	$(117.3)	$(72.8)	$(98.3)
	2001	$(32.9)	$(23.5)	$(381.6)	$(168.7)
Basic and diluted loss per share	2002	$(5.42)	$(2.59)	$(1.61)	$(2.17)
	2001	$(0.73)	$(0.52)	$(8.44)	$(3.73)

17. Derivatives

      In June 1998 the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” . SFAS 133, as amended, became effective for the Company on January 1, 2001. The Company’s derivative instruments qualify for hedge accounting treatment under SFAS 133.

      The major market risk hedged by the Company is the changes in LIBOR-based interest rates. The Company uses interest rate derivatives to adjust interest rate exposures, when appropriate, based upon market conditions. During 2002 the Company used stand-alone interest rate caps to manage its floating rate risk.

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

      For the year ended December 31, 2002, the Company neither received proceeds from its stand-alone caps nor made payments under its floors, as these floors were terminated by the counterparty in the fourth quarter of 2001. For the year ended December 31, 2001, the Company reclassified net payments of approximately $1.1 million under its caps, and $13.8 million under its floors, to vehicle interest expense, a component of interest expense.

      As a result of the Debtors’ filing for chapter 11 in the fourth quarter of 2001, the counterparty to the interest rate floors terminated its agreement with the Company. As such, the interest rate floors ceased being an effective hedge. The Company is amortizing deferred losses related to the floors from other comprehensive income to current earnings over the life of the remaining debt outstanding. Amortization of deferred losses

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in earnings approximated $35.4 million and $5.8 million for the years ended December 31, 2002 and 2001, respectively. The Company expects amortization of these deferred losses will approximate $24.4 million for the year ended December 31, 2003.

      Certain of the Company’s vehicle financing facilities are amortizing and as such the Company reclassified $3.5 million of deferred losses on interest rate caps related to these facilities from accumulated other comprehensive loss to current earnings for the year ended December 31, 2002.

18. Effect of Adopting New Accounting Pronouncements

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

      The provisions of SFAS 142 applied immediately to all acquisitions completed after June 30, 2001. Goodwill and intangible assets with indefinite lives existing at June 30, 2001 were amortized until December 31, 2001. Effective January 1, 2002 such amortization ceased, as companies were required to adopt the new rules on that date, resulting in an $8.4 million decrease in amortization for the year ended December 31, 2002 compared to the same period in 2001. Net loss for the year ended December 31, 2001, adjusted for the impact of amortization, would have been $598.3 million or $13.24 per share. Net income for the year ended December 31, 2000, adjusted for the impact of amortization, would have been $8.0 million or $0.18 per share. As of January 1, 2002, the Company had approximately $127.1 million of goodwill related to its operations in the United Kingdom. SFAS 142 requires the Company upon adoption and at least annually to reassess recoverability of goodwill and intangible assets. The Company, as required, completed the first step of the goodwill transition impairment test as of June 30, 2002, which requires determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. Since the fair value of the reporting unit was less than the carrying value of the net assets, the Company performed step two of the SFAS 142 impairment test, which required the Company to allocate the fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets based on their fair values. Any impairment noted must be recorded at the date of adoption restating first quarter results. Impairment charges that result from the application of the above test are recorded as a cumulative effect of change in accounting principle in the first quarter of the year ending December 31, 2002. The Company recognized a goodwill impairment charge of approximately $106.2 million related to its operations in the United Kingdom upon adoption of SFAS 142.

      Effective January 1, 2002, the Company adopted the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effect of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). SFAS 144 established a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. The adoption of SFAS 144 impacts the Company’s financial statements for the discontinued operations of the Alamo Local Market Division. The Alamo Local Market Division has losses before income taxes of

ANC RENTAL CORPORATION
(Debtor-In-Possession as of November 13, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$92.1 million, $32.3 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

19. Recent Developments

      In the first quarter of 2003, the Company has entered into a secured loan agreement with a vehicle supplier in an amount not to exceed $62.5 million. In exchange for the lending commitment, the Company committed to purchase a stated number of model year 2004 vehicles from the lender. A portion of the loan is expected to be repaid by forgoing vehicle incentive payments earned during the last half of 2003 and into 2004, should the debt remain outstanding. The Company currently expects to repay any amounts outstanding under the loan before December 31, 2003. However, any amounts outstanding under the agreement on December 31, 2003 will begin to accrue interest at a floating rate based on a spread over LIBOR. Notwithstanding the foregoing, amounts outstanding under the agreement are to be repaid at the earliest of: (i) June 30, 2004; (ii) closing of a sale of all or part of the Debtors’ estate; (iii) appointment of a Trustee; (iv) the effective date of a confirmed plan of reorganization; (v) conversion of the Bankruptcy Case to a Chapter 7 case; (vi) dismissal of the Bankruptcy Case; (vii) appointment of an examiner to manage the affairs of the Debtor; or (viii) an Event of Default. which, includes among other things a material adverse change in our business. The agreement includes negative covenants which prohibits our ability to, among other things and subject to exceptions, sell assets, pay dividends, make investments, incur new debt, incur liens, issue guarantees and enter into transactions with affidavits.

      The Company has reached an agreement with its former Parent and the Unsecured Creditors’ Committee that resolves potential claims relating to the Company’s bankruptcy, including potential claims arising out of the spin-off from AutoNation in 2000. The agreement is subject to bankruptcy court approval, which the parties will seek to obtain in early May.

      The key terms of the settlement include the following: (i) the Company’s former Parent will continue to guarantee certain surety bonds issued by the Company until December 2006; our former Parent’s obligations under this guarantee are capped at $29.5 million; (ii) in addition, upon the Company’s successful exit from bankruptcy, our former Parent will guarantee an additional $10.5 million of our bonds until December 2006 and, upon a permanent reduction of the guarantees, our former Parent will pay one-half of the permanent reduction, or up to $20 million, to a trust established for the benefit of its unsecured creditors; (iii) the Company and the unsecured creditors will provide a full release of any potential claims against our former Parent arising from the spin-off and our former Parent will release most of the pre-petition claims that it has asserted in the bankruptcy.

      Separately, the Company has been engaged in investigating, and is continuing to pursue, strategic alternatives to maximize stakeholder value and strengthen our financial condition. These strategic alternatives may include the sale of all or part of the Company’s business. A sale of all or part of the Company’s business could result in proceeds substantially less than the carrying amounts of assets and liabilities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers

      William N. Plamondon, III, 55, has been one of our directors since June 2000 and, as of October 9, 2002, has assumed the roles of Chief Executive Officer and President. From October 2001 to October 2002, Mr. Plamondon served as our Chief Restructuring Officer. Mr. Plamondon founded R.I. Heller Company LLC, a management consulting firm, in April 1998 and serves as its President and Chief Executive Officer. Additionally, as of December 2000 Mr. Plamondon became a senior advisor to E&Y Capital Advisors LLC, a position which he resigned upon assuming the role of our Chief Restructuring Officer. Prior to founding R.I. Heller, Mr. Plamondon served as President and Chief Executive Officer of First Merchants Acceptance Corporation, a national financing company, from April 1997 until April 1998, and served as a director of First Merchants from March 1995 until April 1998. Mr. Plamondon was the President of Budget Rent-A-Car Corporation from June 1992 until February 1997 and held other management positions with Budget from 1978 until 1992.

      Edward L. Jones, 54, has served as our Senior Vice President, Human Resources since November 1999. From January 1999 until November 1999, Mr. Jones served as Vice President, Human Performance Organization for AutoNation’s North American Rental Group and from August 1997 until January 1999 he served as Corporate Vice President, Human Performance Organization for AutoNation. Prior to joining AutoNation, Mr. Jones served as Director, Human Resources for Express, Inc., a national clothing retailer and wholly owned subsidiary of Limited, Inc., from January 1991 until July 1997.

      Douglas C. Laux, 50, has served as our Senior Vice President and Chief Financial Officer since October 2002. Mr. Laux was an independent consultant for ANC Rental from December 2001 to October 2002. During the period from 1995 to 2001, Mr. Laux served in a variety of executive posts including CFO of each of Worldwide Xceed Group, Inc. and Platinum Entertainment Inc. Prior to that, Mr. Laux worked with Ernst & Young for over 20 years, the last nine years as a Partner.

      Howard D. Schwartz, 53, has served as our Senior Vice President and General Counsel since November 1999. From October 1997 until November 1999, Mr. Schwartz served as Vice President and Deputy General Counsel of AutoNation and from January 1997 until September 1997, he served as Senior Vice President and General Counsel of Alamo, a wholly-owned subsidiary of AutoNation, and as Chief Litigation Counsel of AutoNation. Prior to joining AutoNation, Mr. Schwartz was with the national law firm of Eckert Seamans Cherin & Mellott, LLC from 1974, where he served as the partner-in-charge of the firm’s Florida operations, a member of the Executive Committee and Co-Chairman of the Litigation department.

      Travis L. Tanner, 52, joined our company as Senior Vice President, Sales and Marketing in April 2002, and as of October 2002 Mr. Tanner was named Executive Vice President responsible for worldwide sales, marketing, operations, business system development, brand integrity, information technology, reservations and revenue management. From January 1999 until October 2001 he served as Chief Executive Officer of Grand Expeditions, an upscale travel company. Mr. Tanner was also the President and Chief Executive Officer of Carlson Wagonlit Travel, one of the top global travel companies, from May 1993 until December 1998. Prior to May 1993, he served as Executive Vice President — Resorts for Walt Disney Attractions, and President of the Carlson Travel Group.

      Leland F. Wilson, 37, has served as Vice President and Treasurer of ANC Rental Corporation since November 1999 and was promoted to Senior Vice President in April 2002. Mr. Wilson previously served as Assistant Treasurer of AutoNation, Inc. Prior to joining our former Parent in May 1998, Mr. Wilson was an Assistant Vice President at Wellington Management Company, LLP from 1997 to 1998. Before joining

Wellington, Mr. Wilson was Manager of Corporate Finance at Staples, Inc. from 1995 to 1997. Prior to joining Staples, Mr. Wilson held various positions at Nynex in Treasury and Operations, including Staff Director of Financial Planning, from 1988 to 1995.

      Michael J. Kipp, 48, was appointed Vice President, Corporate Controller in November 1999. From April 1998 through October 1999, he was Vice President, Finance of the Automotive Rental Group, previously a division of AutoNation. From May 1997 to April 1998, Mr. Kipp was Assistant Controller of AutoNation. From 1995 to 1997, Mr. Kipp was employed by Blockbuster Entertainment as Vice President, Financial Planning and Reporting.

Directors

      Michael S. Egan, 63, has been our Chairman of the Board since June 2000 and was our Chief Executive Officer from December 28, 2000 to April 4, 2002. Mr. Egan also serves as Chairman and Chief Executive Officer of Certified Vacations, Inc., a wholesale tour operator. Mr. Egan has been the controlling investor of Dancing Bear Investments, a privately held investment company, since 1996. Mr. Egan also serves as a director of Boca Resorts, Inc., a leisure, recreation and entertainment company which owns and operates several luxury resort hotels. In addition, Mr. Egan has served as Chairman of the Board of theglobe.com, Inc. since August 1997 and CEO since June 2002. Mr. Egan was the majority owner and Chairman of Alamo Rent-A-Car, Inc. from 1986 until Alamo was acquired by AutoNation, Inc. in November 1996. Mr. Egan began his career with Alamo in 1976 and held various management and ownership positions until he bought a controlling interest in 1986.

      Gordon M. Bethune, 61, has been one of our directors since June 2000. Since September 1996, Mr. Bethune has served as Chairman of the Board and Chief Executive Officer of Continental Airlines, Inc., the nation’s fifth largest passenger airline. Mr. Bethune also served as Continental’s President and Chief Executive Officer from November 1994 until September 1996 and as its President and Chief Operating Officer from February 1994 until November 1994. Mr. Bethune has been a director of Continental since August 1994. Mr. Bethune also serves on the board of directors of Honeywell International Inc., an international developer and supplier of advanced-technology products, systems and services.

      J. P. Bryan, 63, has been one of our directors since June 2000. Currently Mr. Bryan is Senior Managing Director of Torch Energy Advisors Incorporated which provides accounting and operations outsourcing services to the oil and gas businesses. Mr. Bryan was Mission Resources Corporation’s Chief Executive Officer and President from August 2, 1999 to May 15, 2000, and Chairman of the Board from August 2, 1999 to December 6, 2000. He has been a director of Mission Resources Corporation (or its predecessor) since June 1997. Mr. Bryan was Mission Resources Corporation’s Chairman of the Board from August 1987 to June 1997, and Chief Executive Officer from June 1994 to January 1995 and from August 1987 to March 1998. From January 1995 to February 1998, Mr. Bryan was Chief Executive Officer of Gulf Canada Resources Limited. He was Chairman of the Board of Nuevo Energy Company, an independent oil and gas company, from March 1990 to December 1997, and was Chief Executive Officer of Nuevo from March 1990 to January 1995. Mr. Bryan was also Chairman of the Board and Chief Executive Officer of Torch and its predecessor from January 1985 to May 1997 and, since October 1998, has served as the Senior Managing Director of Torch Energy Advisors Incorporated. Mr. Bryan is also a member of the board of directors of AutoNation, Inc., a seller of new and used automobiles.

      John O. Grettenberger, Sr., 65, has been one of our directors since June 2000. Since February 1997, Mr. Grettenberger has served as the President of LorAnn Oils, Inc., a privately held essential oils company. In 1984, Mr. Grettenberger was named a Vice President of General Motors Corporation, the world’s largest automobile manufacturer, and he served General Motors in various capacities, most recently as the General Manager of the Cadillac Motor Car Division, until February 1997.

      H. Wayne Huizenga, 65, has been one of our directors since June 2000. From August 1995 to December 2002,, Mr. Huizenga served as Chairman of the Board of AutoNation, Inc. which owns the nation’s largest chain of franchised automotive retail dealerships. From August 1995 to September 1999, Mr. Huizenga served as Chief Executive Officer or Co-Chief Executive Officer of AutoNation. From May 1998 to December 2002,

Mr. Huizenga served as Chairman of the Board of Republic Services, Inc., a solid waste services company and from May 1998 to December 1998, served as its Chief Executive Officer. Since September 1996, Mr. Huizenga has served as the Chairman of the Board of Boca Resorts, Inc. Since January 1995, Mr. Huizenga also has served as the Chairman of the Board of Extended Stay America, Inc., an owner and operator of extended stay lodging facilities. From September 1994 until October 1995, Mr. Huizenga served as the Vice-Chairman of Viacom Inc., a diversified entertainment and communications company. During the same period, Mr. Huizenga also served as the Chairman of the Board of Blockbuster Entertainment Group, a division of Viacom. From April 1987 through September 1995, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Corporation, during which time he helped build Blockbuster from a 19 store chain into the world’s largest video rental company. In September 1994, Blockbuster merged into Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc., which he helped build into the world’s largest integrated solid waste services company, and he served in various capacities, including President, Chief Operating Officer and a director from its inception until 1984. Mr. Huizenga also owns the Miami Dolphins and Pro Player Stadium in South Florida, and in addition to his directorships at AutoNation, Republic Services, Extended Stay America and Boca Resorts, he is also a director of NationsRent, Inc., a national equipment rental company.

      Our directors, executive officers and ten percent stockholders are required to file reports of their ownership of our common stock with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934. To our knowledge, based solely on a review of the copies of such reports furnished to us, all of such reporting requirements were satisfied during fiscal year 2002.

Item 11.     Executive Compensation

Executive Compensation

      The following table sets forth the annual and long-term compensation for all services rendered in all capacities to ANC Rental Corporation, for the years ended December 31, 2002, 2001 and 2000 by (i) the individuals who served as our Chief Executive Officer during fiscal 2002 and (ii) the four other most highly compensated executive officers in fiscal 2002 who were executive officers on December 31,

SUMMARY COMPENSATION TABLE

					Long Term
					Compensation
		Annual Compensation			Awards

				Other	Securities
				Annual	Underlying
				Compensation	Options/	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	($)	ARS (#)	Compensation($)

William N. Plamondon, III	2002	676,615	—	18,971	—	51,295	(4)
Chief Executive Officer and	2001	91,385	—	—	50,000	31,000	(6)
President(1)	2000	—	—	—	100,000	6,000	(6)
Lawrence J. Ramaekers	2002	1,800,000	—	26,263	—	30,871	(8)
President, Chief Operating	2001	399,231	—	—	—	—
Officer and Chief Executive	2000	—	—	—	—	—
Officer(2)
Michael S. Egan	2002	233,654	—	22,580	—	676,194	(7)
Chairman and Chief	2001	750,000	—	36,126	750,000	42,328
Executive Officer (3)	2000	—	—	172,720 (5)	750,000	46,521
Howard D. Schwartz	2002	330,000	—	—	—	6,973	(10)
Senior Vice President,	2001	330,000	—	—	—	6,430
General Counsel and	2000	330,000	—	—	150,000	3,956
Secretary
Edward L. Jones	2002	225,000	—	—	—	6,293	(10)
Senior Vice President	2001	225,000	—	—	—	5,635
Human Resources	2000	225,000	—	—	90,000	41,710

						Long Term
						Compensation
		Annual Compensation				Awards

					Other	Securities
					Annual	Underlying
					Compensation	Options/	All Other
Name and Principal Position	Year	Salary($)	Bonus($)		($)	ARS (#)	Compensation($)

Travis L. Tanner	2002	212,404	70,000	(9)	—	—	1,275 (8)
Executive Vice President	2001	—	—		—	—	—
	2000	—	—		—	—	—
Douglas C. Laux	2002	283,745	—		—	—	—
Senior Vice President	2001	—	—		—	—	—
Chief Financial Officer	2000	—	—		—	—	—

(1)	Mr. Plamondon assumed the role of Chief Executive Officer and President as of October 9, 2002.
(2)	Mr. Ramaekers served in the role of President, Chief Operating Officer and Chief Executive Officer from April 4, 2002 to October 9, 2002.
(3)	Mr. Egan served in the role of Chief Executive Officer from December 28, 2000 to April 4, 2002. Mr. Egan has been our Chairman since June 2000.
(4)	This amount reflects the cost of life and disability insurance of $6,551 and relocation payments of $44,744.
(5)	This amount reflects the amount we paid in respect of Mr. Egan’s personal use of a private airplane for the year ended 2000.
(6)	This amount reflects board of director fees.
(7)	This amount reflects severance of $500,000, board of director fees of $148,269 and the cost of life, medical and disability insurance of $27,925.
(8)	This amount reflects the cost of life and disability insurance.
(9)	This amount reflects a signing on bonus.

(10)	This amount reflects the cost of life and disability insurance, and employer 401(K) match contributions.

Option Grant Table

      We did not grant options to the executive officers named in the summary compensation table under our stock option plan during fiscal 2002.

Option Exercise Table

      The following table describes the number of shares of common stock covered by both exercisable and unexercisable options granted to our executive officers named in the summary compensation table under our stock option plan as of December 31, 2002. No options were exercised by these executive officers during fiscal 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

	Number of Securities
	Underlying Unexercised		Value of Unexercised In-
	Options/SARs at Fiscal Year-		The-Money Options/SARs
	End (#)		At Fiscal Year-End ($)(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

William N. Plamondon, III	150,000	—	—	—
Lawrence J. Ramaekers	—	—	—	—
Michael S. Egan	1,250,000	250,000	—	—
Howard D. Schwartz	150,000	—	—	—
Edward L. Jones	90,000	—	—	—
Travis L. Tanner	—	—	—	—
Douglas C. Laux	—	—	—	—

(1)	None of the options were “in-the-money” as of December 31, 2002, based on the closing price of $0.05 per share of our common stock as of December 31, 2002 as reported by the NASD OTC Bulletin Board.

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

      The Base Retention is payable upon the earlier of June 30, 2003, involuntary termination of employment “other than for cause” or death or “permanent disability,” sale of the company or the consummation by the Bankruptcy Court of a plan of reorganization. The Base Retention approximates fifty percent of the participant’s base salary and is payable in a lump sum.

      The Holdback Retention is payable upon a “Triggering Event.” A “Triggering Event” occurs when a plan of reorganization of the Company under chapter 11 is approved by the United States Bankruptcy Court so long as the plan of reorganization is subsequently confirmed by the Bankruptcy Court without material modifications, or the date upon which a motion seeking approval of the sale of all or substantially all of the operating assets of the Company is approved, so long as the sale is subsequently consummated without material modifications. The Holdback Retention is paid based upon a sliding scale affected by the passage of time and value realized in the “Triggering Event.”

      In March 2002, we and Mr. Ramaekers entered into a twenty-one month employment agreement, approved by the bankruptcy court, providing for his employment as our President and Chief Operating Officer. Under this agreement Mr. Ramaekers earned an annual salary of $1,800,000.

      Mr. Ramaekers was eligible for a success fee upon a “Triggering Event.” A “Triggering Event” is defined as the date upon which the Plan of Reorganization is subsequently approved and confirmed by the Bankruptcy Court without material modifications, or the date upon which a motion seeking approval of the sale of all or substantially all the operating assets of the Company is approved, so long as the sale is subsequently consummated without material modifications. The success fee was to be paid based upon a sliding scale affected by the passage of time and value realized by the Triggering Event. In no event was the success fee to exceed $5.0 million. In addition to the success fee, Mr. Ramaekers was eligible for a fee of $900,000 should a

“Triggering Event” occur on or before September 30, 2003. Mr. Ramaeker’s has resigned his position with us and as such, is no longer entitled to any success fees.

Compensation Committee Interlocks and Insider Participation

      Decisions with respect to executive compensation are made by the compensation committee of our board of directors. The members of the compensation committee as of December 31, 2002 were Messrs. Bethune and Grettenberger. None of the members of the compensation committee has ever been an officer or employee of ANC Rental Corporation or any of our subsidiaries.

Director Compensation

      Directors who are full time employees of ANC Rental Corporation receive no compensation for serving on our board of directors or board committees.

      For fiscal 2002, each non-employee director who chaired a committee of the board of directors received a retainer of $3,500 for each committee chairmanship held and $2,500 for each non-chairman committee position held. For fiscal 2002, each non-employee director also received an annual retainer of $25,000. For fiscal 2002 all non-employee directors have been entitled to the use of a vehicle, while founding non-employee directors and those directors with three years of service are entitled to the use of a vehicle for life. For fiscal 2002, for those directors who used a vehicle, the imputed income ranged from $11,160 to $36,665 depending on the model selected and the number of months of usage. Directors are also reimbursed for traveling costs and other out-of-pocket expenses incurred in attending board and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides certain information, as of December 31, 2002, relating to the equity compensation plans under which options to acquire our common stock may be granted. However we are currently precluded from granting any shares under this plan.

		Weighted-	Number of Securities
		Average	Remaining Available for
	Number of Securities	Exercise Price of	Future Issuance Under
	to be Issued Upon	Outstanding	Equity Compensation
	Exercise of Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants	Securities Reflected in
	And Rights(a)	and Rights(b)	Column(a)(c)

Equity Compensation Plans Approved by Security Holders	4,950,000	$4.77	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	4,950,000	$4.77	—

      The following table includes information regarding the beneficial ownership of our common stock by (i) each person who we believe to be the beneficial owner of more than five percent of our common stock, based on a review of filings with the Securities and Exchange Commission, (ii) each of our directors, (iii) each of the executive officers named in the summary compensation table and (iv) all of our directors and executive officers as a group. In most cases, each individual has sole voting and investment power with respect to the shares he or she beneficially owns. When this is not the case, voting and investment power is clarified in a footnote.

	Number of Shares	Percentage of
Name	Beneficially Owned	Class(1)

5% Stockholders:
Lehman Brothers Commercial Paper Inc.(2)	5,102,178	11.26%
Michael S. Egan(3)	3,953,943	8.73%
ESL Partners, L.P. and related entities(4)	3,845,000	8.49%
DCB Holdings, Inc.(5)	3,422,740	7.56%
Michael DeGroote(6)	2,478,900	5.47%
Harris W. Hudson(7)	2,349,597	5.19%
Other Directors:
Gordon M. Bethune(8)	150,000	*
J.P. Bryan(8)	150,000	*
John O. Grettenberger, Sr.(8)	155,000	*
H. Wayne Huizenga(9)	150,366	*
Named Executive Officers:
William N. Plamondon, III(8)	152,722	*
Lawrence J. Ramaekers	—	*
Howard D. Schwartz(8)	166,343	*
Edward L. Jones(10)	90,000	*
Travis L. Tanner	—	*
Douglas C. Laux	—	*
All directors and executive officers as a group (12 persons)(11)	5,108,374	11.28%

*	The percentage of shares of common stock beneficially owned does not exceed one percent of the outstanding shares of common stock.

(1)	Percentages are based on 45,296,139 shares of common stock outstanding on March 31, 2003. Calculations of percentage of beneficial ownership assume the exercise by only the named stockholder of all options or warrants for the purchase of common stock held by such stockholder which are exercisable within 60 days of March 31, 2003.
(2)	Represents warrants issued in connection with our Amended and Restated Senior Loan Agreement. The warrants have an exercise price of $0.01 per share and a ten-year term.
(3)	Includes (i) 110,000 shares owned directly by Mr. Egan, (ii) 2,152,863 shares owned by the Michael S. Egan Living Trust, of which Mr. Egan is the sole trustee, (iii) an aggregate of 441,080 shares owned by certain trusts established for the benefit of members of Mr. Egan’s family and (iv) options to acquire 1,250,000 shares of common stock which are exercisable within 60 days of March 31, 2002. Mr. Egan’s address is 110 Broward Blvd., Fort Lauderdale, Florida 33301. This information is based on a Schedule 13D filed by Mr. Egan dated May 4, 2001.
(4)	Includes (i) 2,563,889 shares owned by ESL Partners, L.P., a Delaware limited partnership, (ii) 596,924 shares owned by ESL Limited, a Bermuda corporation, (iii) 96,380 shares owned by ESL Institutional Partners, L.P., a Delaware limited partnership, and (iv) 587,807 shares owned by ESL Investors, L.L.C., a Delaware limited liability company. The address of ESL Partners, L.P., ESL Institutional Partners, L.P. and ESL Investors L.L.C. is One Lafayette Place, Greenwich, CT 06830. The address of ESL Limited is Hemisphere House, 9 Church Street, Hamilton, Bermuda. This information is based on a Schedule 13G filed on February 14, 2003.
(5)	Includes 3,422,740 shares of common stock held by DCB Holdings, Inc., a Florida corporation whose sole voting shareholder is Mr. Dan Breeden, Jr. This information is based on a Schedule 13G filed by Mr. Breeden dated December 21, 2001. The address of DCB Holdings is 450 East Las Olas Blvd, Fort Lauderdale, Florida 33301.
(6)	2,453,900 of the shares beneficially owned by Mr. DeGroote are held in the name of Westbury (Bermuda) Ltd., a Bermuda corporation, of which he is the sole shareholder. Mr. DeGroote’s and Westbury (Bermuda) Ltd.’s address is Victoria Hall, 11 Victoria Street, P.O. Box HM 1065, Hamilton, HMEX, Bermuda. This information is based on a Schedule 13G filed by Mr. DeGroote dated July 13, 2000.
(7)	2,312,097 of the shares beneficially owned by Mr. Hudson are beneficially owned by the Harris W. Hudson Limited Partnership, a Nevada limited partnership, and Harris W. Hudson, Inc. a Nevada Corporation controlled by Mr. Hudson. Mr. Hudson’s business address is 110 S.E. Sixth Street, Fort Lauderdale, Florida 33301. This information is based on a Schedule 13G filed by Mr. Hudson dated July 7, 2000.
(8)	Includes 150,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 31, 2003.
(9)	Includes (i) 366 shares owned directly by Mr. Huizenga and (ii) options to acquire 150,000 shares of common stock which are exercisable within 60 days of April 30, 2002. Mr. Huizenga’s business address is 450 East Las Olas Blvd, Fort Lauderdale, Florida 33301. This information is based on a Schedule 13D filed by Mr. Huizenga dated December 31, 2001 and a Form 4 filed by Mr. Huizenga on January 10, 2002.

(10)	Includes 90,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 31, 2003.
(11)	Includes 2,380,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 31, 2003.

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

Transactions with AutoNation

      AutoNation distributed all of our common stock to its shareholders as of June 30, 2000. Our relationship with AutoNation since the spin-off has been governed by a separation and distribution agreement and other agreements entered into in June 2000 in connection with the spin-off. The material provisions of these agreements are described in the following paragraphs. In addition, H. Wayne Huizenga and J.P. Bryan are directors of both our company and AutoNation.

Settlement with AutoNation

      We have reached an agreement with AutoNation and the Unsecured Creditors’ Committee that resolves potential claims relating to our bankruptcy, including potential claims arising out of the spin-off from AutoNation in 2000. The agreement is subject to bankruptcy court approval, which the parties will seek to obtain in early May.

      The key items of the settlement include the following: (i) AutoNation will continue to guarantee certain surety bonds issued by the Company until December 2006. AutoNation’s obligations under this guarantee are capped at $29.5 million; (ii) in addition, upon our successful exit from bankruptcy, AutoNation will guarantee an additional $10.5 million of our surety bonds until December 2006 and upon a permanent reduction of the guarantees AutoNation will pay one-half of the permanent reduction, or up to $20 million, to a trust established for the benefit of our unsecured creditors; (iii) we and the unsecured creditors will provide a full release of any potential claims against AutoNation arising from the spin-off and AutoNation will release most of the pre-petition claims that it has asserted in the bankruptcy; (iv) our former Parent will indemnify us for any adjustments made by the IRS to the consolidated Federal Income Tax Return for the periods we were part of such returns. Additionally, upon court approval we will extend our lease for the computer data center and reject our remaining agreements with AutoNation.

Separation and Distribution Agreement

      Before the spin-off we entered into a separation and distribution agreement with AutoNation. This agreement set forth the agreements between the parties with respect to the principal corporate transactions required to effect the separation of our automotive rental business from AutoNation’s automotive retail business and also contained other agreements governing our relationship with AutoNation after the spin-off.

      In conjunction with the spin-off, AutoNation separated its existing businesses so that after the spin-off, (1) the assets and liabilities of its automotive rental and related businesses were owned by us and (2) the assets and liabilities of its automotive retail and related businesses were owned by AutoNation or its subsidiaries. Specifically, our assets and liabilities upon completion of the separation consisted of (a) those assets and liabilities related to AutoNation’s automotive rental business, (b) those assets acquired and liabilities incurred or accrued after March 31, 2000 and (c) all other assets, rights and liabilities expressly allocated to the company or its subsidiaries under the distribution agreement or any ancillary agreements.

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

      Except as provided in the distribution agreement, we agreed to indemnify, defend and hold harmless AutoNation and each of its directors, officers and employees from and against all liabilities relating to, arising out of or resulting from (i) our failure or the failure of any other person to pay, perform or otherwise promptly discharge any of our liabilities in accordance with their respective terms, (ii) matters relating to our automotive rental businesses and our liabilities and contracts, (iii) any breach by us of the distribution agreement or any of the ancillary agreements entered into by the parties in connection with the spin-off and (iv) any untrue statement of a material fact or omission to state a material fact, or alleged untrue statements or omissions, with respect to information relating to us contained in the registration statement filed in connection with the spin-off.

      Subject to exceptions provided in the distribution agreement, AutoNation agreed to indemnify, defend and hold us and each of our directors, officers and employees harmless from and against all liabilities relating to, arising out of or resulting from: (i) AutoNation’s failure or the failure of any other person to pay, perform or otherwise promptly discharge any liabilities of AutoNation other than our liabilities, (ii) matters relating to AutoNation’s automotive retail and related businesses and its liabilities and contracts, (iii) any breach by AutoNation of the distribution agreement or any of the other related agreements and (iv) any untrue statement of a material fact or omission to state a material fact, or alleged untrue statements or omissions, with respect to information relating to AutoNation contained in the registration statement filed in connection with the spin-off. The distribution agreement describes specific procedures with respect to claims subject to indemnification and related matters.

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

Tax Sharing Agreement with AutoNation

      We entered into a tax sharing agreement with AutoNation on June 30, 2000. The primary purpose of the agreement is to reflect each party’s rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including June 30, 2000 and any taxes resulting from transactions effected in connection with the spin-off. The agreement also covers the handling of audits, settlements, elections, accounting methods and return filings in cases where both companies have an interest in the results of these activities. With respect to any period ending on or before the spin-off or any tax period in which the spin-off occurs, AutoNation will:

•	continue to be the sole and exclusive agent for us in all matters relating to the income, franchise, property, sales and use tax liabilities of ANC Rental Corporation,

•	bear any costs relating to tax audits, including tax assessments and any related interest and penalties and any legal, litigation, accounting or consulting expenses, subject to our obligation to pay for items relating to our rental business,

•	continue to have the sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated or combined state income tax returns, and

•	generally have the powers, in AutoNation’s sole discretion, to contest or compromise any claim or refund on our behalf.

Leases with AutoNation

      Before the spin-off we, as the tenant, entered into two leases with AutoNation or an affiliate of AutoNation: (i) a lease for approximately 161,000 square feet of office space to serve as our corporate headquarters and (ii) a lease for approximately 31,600 square feet of computer data center space at AutoNation’s data center. Both properties are located in Fort Lauderdale, Florida.

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

Reimbursement Agreement with AutoNation

      Before the spin-off from AutoNation, AutoNation had provided guarantees in support of our debt financing. Pursuant to a reimbursement agreement entered into with AutoNation before the distribution date, some of this credit support remained in place following the spin-off. In particular, AutoNation continued to guarantee certain annual rent expense in connection with various real estate lease obligations and a vehicle lease. We will have reimbursement obligations to AutoNation to the extent AutoNation is required to satisfy any of its guarantees of any of its obligations. These reimbursement obligations are payable upon AutoNation’s demand, except in the event that certain of our loans and credit facilities remain in effect as of the date of AutoNation’s demand. In that event, the amount of our obligations to AutoNation will be converted to a loan maturing 91 days after the date that all loans under those facilities are paid in full, but not later than September 29, 2003. Each reimbursement obligation or loan payable by us to AutoNation under that reimbursement agreement will bear interest at an annual rate up to 18%. We have paid AutoNation a fee for the amount of its credit support in an aggregate amount of approximately $1.1 million in 2001 and $343,000 in 2000. Additionally, as part of the issuance in 2001 of a $29.5 million surety bond AutoNation provided a $29.5 million back-up guarantee for the benefit of Liberty Mutual Insurance Company, our primary surety provider. The reimbursement agreement was amended to provide for a reduction in AutoNation’s back-up guarantee over the course of the next five years.

Other Agreements with AutoNation

      After the spin-off from AutoNation, we entered into three year contracts with AutoNation pursuant to which we (i) purchase a substantial portion of our vehicles from certain dealerships owned by AutoNation, (ii) purchase a portion of our parts at a negotiated market rate from certain dealerships owned by AutoNation and (iii) have the right to operate replacement car rental businesses at certain dealerships owned by AutoNation. We also have corporate car rental contracts with AutoNation and some of its subsidiaries. However, during 2001, the vehicle and parts supply agreements were terminated. We have found other third party suppliers. Amounts charged and paid under these contracts and arrangements are consistent with amounts charged to and paid by unaffiliated customers and suppliers.

      The total dollar volume related to the above discussed transactions and paid to AutoNation for the year ended December 31, 2001 is as follows: (i) dealer mark-up of approximately $0.3 million was paid on vehicle purchases or typically less than one percent of acquisition cost; (ii) parts purchases approximated $2.3 million; and (iii) rent paid for replacement car rental sites approximated substantially the same amounts as in prior years. Vehicle rental payments we received from AutoNation approximated substantially the same amounts as in prior years.

      The total dollar volume related to the above discussed transactions and paid to AutoNation for the year ended December 31, 2000 is as follows: (i) dealer mark-up of approximately $1.5 million was paid on vehicle purchases of approximately $3.2 billion or less than one percent of acquisition cost; (ii) parts purchases approximated $7.5 million; and (iii) rent paid for replacement car rental sites approximated $300,000. Vehicle rental payments we received from AutoNation approximated $225,000.

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

      Mr. Egan has a beneficial ownership interest in Certified Vacations, Inc., a domestic tour operator that has conducted business with us. Mr. Egan also serves as Certified Vacations’ Chairman and Chief Executive Officer. Total gross revenue recognized by us from Certified Vacations was approximately $4.0 million and $5.7 million for the year ended December 31, 2002 and 2001, respectively. In addition, we incurred marketing expense of approximately $48,000 and $69,000 to Certified Vacations during 2002 and 2001 respectively. Additionally, during 2001 and 2000, Certified Vacations, similar to most large tour operators, had the same use of our vehicles at little or no cost to them. Vehicle expense, primarily comprised of depreciation, related to these units approximated $23,300 for 2002 and $16,000 in 2001.

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

Item 14.     Controls and Procedures

      a) Evaluation of disclosure controls and procedures

      We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported to the Company’s principal executive officers. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

      b) Changes in internal controls

      Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements of the Company are set forth in Part II, Item 8.

(2)	Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2002 is submitted herewith.

(3)	Exhibits — See Exhibit Index included elsewhere in this document.

(b)	Reports on Form 8-K.

      Form 8-K, dated October 10, 2002 (filed October 10, 2002), Item 9 reporting the appointment of William Plamondon as ANC Rental Corporation’s new Chief Executive Officer, and ANC Rental Corporation’s exit from the Insurance — Replacement business.

      Form 8-K, dated October 24, 2002 (filed October 24, 2002), Item 9 reporting ANC Rental Corporation’s filing it’s Debtor monthly operation report with the Bankruptcy Court for the period ended September 30, 2002.

      Form 8-K, dated November 25, 2002 (filed November 25, 2002), Item 9 reporting ANC Rental Corporation’s filing it’s Debtor monthly operation report with the Bankruptcy Court for the period ended October 31, 2002.

      Form 8-K, dated December 20, 2002 (filed December 20, 2002), Item 9 reporting ANC Rental Corporation’s filing it’s Debtor monthly operation report with the Bankruptcy Court for the period ended November 30, 2002.

SCHEDULE II

ANC RENTAL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)

	Balance
	at	Additions					Balance
	Beginning	Charged to					at End
Classifications	of Year	Income	Deductions		Other		of Year

Allowance for doubtful accounts:
2002	$14.9	$14.1	$(7.6	)(1)	$8.0	(7)	$29.4
2001 (unaudited)	26.4	9.1	(20.6	)(1)	—		14.9
2000 (unaudited)	38.3	7.7	(19.6	)(1)	—		26.4
Restructuring reserves:
2002	$7.0	$—	$—		$(2.0	)(3)	$5.0
2001 (unaudited)	11.8	—	(4.8	)(2)	—		7.0
2000 (unaudited)	26.2	—	(13.5	)(2)	(0.9	)(3)	11.8
Insurance reserves:
2002	$304.0	$193.1	$(146.8	)(4)	$—		$350.3
2001 (unaudited)	284.3	193.4	(173.7	)(4)	—		304.0
2000 (unaudited)	110.2	214.5	(182.0	)(4)	141.6	(5)	284.3
Valuation allowance for deferred tax assets:
2002	$294.7	$104.6	$(5.2	)(8)	$32.2	(6)	$426.3
2001 (unaudited)	16.0	265.1	—		13.6	(7)	294.7
2000 (unaudited)	16.0	—	—		—		16.0

(1)	Primarily accounts written-off.
(2)	Primarily cash payments of costs associated with restructuring activities.
(3)	Amount reversed to income.
(4)	Primarily represents cash payments on settled claims.
(5)	Primarily represents non-cash transfers of liability from/(to) our former Parent.
(6)	Valuation allowance for net operating loss carry-forwards from discontinued operations.
(7)	Primarily represents reclassification of reserves from other balance sheet accounts.
(8)	Primarily represents net operating loss written-off.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ANC Rental Corporation has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ANC Rental Corporation

By:	/s/ WILLIAM N. PLAMONDON, III

William N. Plamondon, III
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL S. EGAN Michael S. Egan	Chairman of the Board	May 21, 2003

/s/ WILLIAM N. PLAMONDON, III William N. Plamondon, III	Chief Executive Officer, President and Director (Principal Executive Officer)	May 21, 2003

/s/ DOUGLAS C. LAUX Douglas C. Laux	Senior Vice President and Chief Financial Officer	May 21, 2003

/s/ GORDON M. BETHUNE Gordon M. Bethune	Director	May 21, 2003

/s/ J.P. BRYAN J.P. Bryan	Director	May 21, 2003

/s/ JOHN O. GRETTENBERGER, SR John O. Grettenberger, Sr.	Director	May 21, 2003

/s/ H. WAYNE HUIZENGA H. Wayne Huizenga	Director	May 21, 2003

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification by Chief Executive Officer

I, William N. Plamondon, III, certify that:

      1. I have reviewed this annual report on Form 10-K of ANC Rental Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WILLIAM N. PLAMONDON, III

William N. Plamondon, III
Chief Executive Officer

Date: May 21, 2003

Certification by Chief Financial Officer

I, Douglas C. Laux, certify that:

      1. I have reviewed this annual report on Form 10-K of ANC Rental Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DOUGLAS C. LAUX

Douglas C. Laux
Chief Financial Officer

Date: May 21, 2003

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of ANC Rental Corporation (incorporated by reference to Exhibit 3.1 to ANC Rental’s Form 8-K as filed on July 14, 2000).
3.2	Amended and Restated Bylaws of ANC Rental Corporation (incorporated by reference to Exhibit 3.2 to ANC Rental’s Form 8-K as filed on July 14, 2000).
4.1	Form of Specimen Common Stock Certificate of ANC Rental (incorporated by reference to Exhibit 4.1 to ANC Rental’s Registration Statement on Form 10 as filed on June 6, 2000).
4.2	Amended and Restated Series 1999-1 Supplement, dated as of June 30, 2000, between Alamo Financing L.P. and The Bank of New York, as Trustee, to the Base Indenture, dated February 26, 1999 (incorporated by reference to Exhibit 4.2 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.3	Amended and Restated Series 1999-1 Supplement dated as of June 30, 2000, between CarTemps Financing L.P. and The Bank of New York, as Trustee, to the Base Indenture, dated February 26, 1999 (incorporated by reference to Exhibit 4.3 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.4	Amended and Restated Series 1999-1 Supplement, dated as of June 30, 2000, between National Car Rental Financing Limited Partnership and The Bank of New York, as Trustee, to the Base Indenture, dated as of April 30, 1996 (incorporated by reference to Exhibit 4.4 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.5	Base Indenture, dated April 30, 1996, between National Car Rental Financing L.P. and The Bank of New York. (incorporated by reference to Exhibit 4.5 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.6	Base Indenture, dated February 26, 1999, between Alamo Financing L.P. and The Bank of New York and the related Supplemental Indenture, dated June 30, 2000 (incorporated by reference to Exhibit 4.6 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.7	Base Indenture, dated February 26, 1999, between CarTemps Financing L.P. and The Bank of New York and the related Supplemental Indenture, dated June 30, 2000 (incorporated by reference to Exhibit 4.7 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.8	Base Indenture dated as of February 26, 1999 between ARG Funding Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to ANC Rental’s Registration Statement on Form 10 as filed on June 6, 2000).
4.9	Amended and Restated Series 1999-1 Supplement, dated as of June 30, 2000, between ARG Funding Corp. and The Bank of New York, as Trustee, to the ARG Base Indenture (incorporated by reference to Exhibit 4.9 to ANC Rental’s Form 10-K for the year ended December 31, 2000). Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
4.10	Amended and Restated Series 1999-2 Supplement dated June 30, 2000 (incorporated by reference to Exhibit 4.10 to ANC Rental’s Form 10-K for the year ended December 31, 2000). Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
4.11	Amended and Restated Series 1999-3 Supplement dated June 30, 2000 (incorporated by reference to Exhibit 4.11 to ANC Rental’s Form 10-K for the year ended December 31, 2000). Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
4.12	Fourth Amended and Restated Master Collateral Agency Agreement dated as of June 30, 2000 among ANC Rental Corporation as Master Servicer, National Car Rental System, Inc., Alamo Rent-A-Car, LLC., Spirit Rent-A-Car, Inc. d/b/a/ CarTemps USA, Alamo Financing, L.P., National Car Rental Financing Limited Partnership and CarTemps Financing, L.P., as lessor grantors, and Citibank N.A., as master collateral agent (incorporated by reference to Exhibit 4.12 to ANC Rental’s Form 10-K for the year ended December 31, 2000).

Exhibit
Number	Description

4.13	Amended and Restated Master Motor Vehicle Lease and Servicing Agreement dated as of June 30, 2000 among National Car Rental Financing Limited Partnership, as lessor, National Car Rental System, Inc., as lessee, and ANC Rental Corporation, as guarantor and servicer (incorporated by reference to Exhibit 4.13 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.14	Amended and Restated Master Motor Vehicle Lease and Servicing Agreement dated as of June 30, 2000 among CarTemps Financing L.P., as lessor, Spirit-Rent-A-Car, Inc., as lessee, and ANC Rental Corporation, as guarantor and servicer (incorporated by reference to Exhibit 4.14 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.15	Amended and Restated Master Motor Vehicle Lease and Servicing Agreement dated as of June 30, 2000 among Alamo Financing L.P., as lessor, Alamo Rent-A-Car, LLC, as lessee, and ANC Rental Corporation, as guarantor and servicer (incorporated by reference to Exhibit 4.15 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.16	Amended and Restated $175,000,000 Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., Lehman Commercial Paper Inc. and Congress Financial Corporation (Florida) (incorporated by reference to Exhibit 10.1 to ANC Rental’s Form 8-K as filed on July 14, 2000).
4.17	Amended and Restated $40,000,000 Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.2 to ANC Rental’s Form 8-K as filed on July 14, 2000).
4.18	Guarantee and Collateral Agreement (Borrowing Base Facility), dated as of June 30, 2000 (incorporated by reference to Exhibit 10.3 to ANC Rental’s Form 8-K as filed on July 14, 2000).
4.19	Guarantee and Collateral Agreement (Supplemental Facility), dated as of June 30, 2000 (incorporated by reference to Exhibit 10.4 to ANC Rental’s Form 8-K as filed on July 14, 2000).
4.20	Amended and Restated $225,000,000 Senior Loan Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc. and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.5 to ANC Rental’s Form 8-K as filed on July 14, 2000).
4.21	Indenture, dated as of June 30, 2000, among ANC Rental Corporation, the guarantors named therein and The Bank of New York (incorporated by reference to Exhibit 10.6 to ANC Rental’s Form 8-K as filed on July 14, 2000).
4.22	Equity Registration Rights Agreement, dated as of June 30, 2000, between ANC Rental Corporation and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to ANC Rental’s Form 8-K as filed on July 14, 2000).
4.23	Debt Registration Rights Agreement, dated as of June 30, 2000, between ANC Rental Corporation, the guarantors named therein and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.8 to ANC Rental’s Form 8-K as filed on July 14, 2000)
4.24	Warrant Agreement, dated as of June 30, 2000, between ANC Rental Corporation and The Bank of New York (incorporated by reference to Exhibit 10.9 to ANC Rental’s Form 8-K as filed on July 14, 2000).
4.25	Escrow Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., Lehman Commercial Paper Inc. and The Bank of New York (incorporated by reference to Exhibit 10.10 to ANC Rental’s Form 8-K as filed on July 14, 2000).
4.26	Subsidiary Guaranty, dated as of June 30, 2000, by the guarantors named therein in favor of Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.11 to ANC Rental’s Form 8-K as filed on July 14, 2000).
4.27	First Amendment, dated as of August 29, 2000, to the Amended and Restated Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., Lehman Commercial Paper Inc., Bankers Trust Company and Congress Financial Corporation (incorporated by reference to Exhibit 10.1 to ANC Rental’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).

Exhibit
Number	Description

4.28	First Amendment, dated as of August 29, 2000, to the Amended and Restated Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.2 to ANC Rental’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).
4.29	First Amendment, dated as of September 29, 2000, to the Amended and Restated Senior Loan Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.3 to ANC Rental’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000).
4.30	Assumption Agreements, dated as of October 4, 2000, by ANC Information Technology, Inc., ANC Information Technology Holding, Inc. and ANC Information Technology, L.P. (incorporated by reference to Exhibit 4.30 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.31	Assumption Agreement (Subsidiary Guarantee), dated as of October 5, 2000, and related Guarantee by ANC Information Technology, Inc., ANC Information Technology Holding, Inc. and ANC Information Technology, L.P. (incorporated by reference to Exhibit 4.31 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.32	Assumption Agreement (Debt Registration Rights Agreement), dated as of October 5, 2000 by ANC Information Technology, Inc., ANC Information Technology Holding, Inc. and ANC Information Technology, L.P. (incorporated by reference to Exhibit 4.32 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.33	Supplemental Indenture, dated as of October 5, 2000, among ANC Rental Corporation, the guarantors named therein and The Bank of New York (incorporated by reference to Exhibit 4.33 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.34	Assumption Agreements, dated as of December 29, 2000, by ANC Financial Corporation, ANC™ Properties, LLC, NCR Affiliate Services Properties, LLC, ANC Financial Properties, LLC, and ANCIT Collector Corporation (incorporated by reference to Exhibit 4.34 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.35	Assumption Agreement (Subsidiary Guarantee), dated as of December 29, 2000, and related Guarantee by ANC Financial Corporation, ANCTMProperties, LLC, NCR Affiliate Services Properties, LLC, ANC Financial Properties, LLC, and ANCIT Collector Corporation (incorporated by reference to Exhibit 4.35 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.36	Assumption Agreement (Debt Registrations Rights Agreement), dated as of December 29, 2000 by ANC Financial Corporation, ANC™ Properties, LLC, NCR Affiliate Services Properties, LLC, ANC Financial Properties, LLC, and ANCIT Collector Corporation (incorporated by reference to Exhibit 4.36 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.37	Supplemental Indenture, dated as of December 29, 2000 among ANC Rental Corporation, the guarantors named therein and The Bank of New York (incorporated by reference to Exhibit 4.37 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
4.38	Second Amendment, dated as of March 29, 2001, to the Amended and Restated Senior Loan Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.1 to ANC Rental’s Form 10-Q for the quarter ended March 31, 2001).
4.39	Second Amendment, dated as of March 29, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., Lehman Commercial Paper Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 4.2 to ANC Rental’s Form 10-Q for the quarter ended March 31, 2001).
4.40	Second Amendment, dated as of March 29, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.3 to ANC Rental’s Form 10-Q for the quarter ended March 31, 2001).

Exhibit
Number	Description

4.41	Third Amendment, dated as of June 26, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., Lehman Commercial Paper Inc., Bankers Trust Company, and Congress Financial Corporation (Florida) (incorporated by reference to Exhibit 4.1 to ANC Rental’s Form 10-Q for the quarter ended June 30, 2001).
4.42	Third Amendment, dated as of June 26, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.2 to ANC Rental’s Form 10-Q for the quarter ended June 30, 2001).
4.43	First Amendment, dated as of June 22, 2001, to the Debt Registration Rights Agreement, dated as of June 30, 2000, among ANC Rental Corporation, the subsidiaries of the Company parties thereto, and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.3 to ANC Rental’s Form 10-Q for the quarter ended June 30, 2001).
4.44	First Amendment, dated as of June 22, 2001, to the Equity Registration Rights Agreement, dated as of June 30, 2000, among ANC Rental Corporation and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.4 to ANC Rental’s Form 10-Q for the quarter ended June 30, 2001).
4.45	Collateral Agreement, dated as of August 30, 2001, among ANC Rental Corporation, certain of its Subsidiaries, Wilmington Trust Company, as Trustee, Liberty Mutual Insurance Company, as Surety, and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.45 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.46	Trust Agreement, dated as of August 30, 2001, among ANC Rental Corporation, certain of its Subsidiaries, and Wilmington Trust Company, as Trustee. (incorporated by reference to Exhibit 4.46 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.47	Agreement, dated as of August 30, 2001, between ANC Rental Corporation and Liberty Mutual Insurance Company. (incorporated by reference to Exhibit 4.47 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.48	Surety Bond Guarantee and Assumption Agreement, dated as of August 30, 2001, by certain subsidiaries of ANC Rental Corporation in favor of Liberty Mutual Insurance Company. (incorporated by reference to Exhibit 4.48 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.49	First Amendment, dated as of August 30, 2001, to Reimbursement Agreement, dated as of June 30, 2000, between ANC Rental Corporation and AutoNation, Inc. (incorporated by reference to Exhibit 4.49 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.50	Fifteenth Amendment, dated as of August 30, 2001, to the Amended and Restated Senior Loan Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.50 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.51	Fourth Amendment, dated as of September 28, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., Lehman Commercial Paper Inc., Banker Trust Company and Congress Financial Corporation (Florida). (incorporated by reference to Exhibit 4.51 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.52	Fourth Amendment, dated as of September 28, 2001, to the Amended and Restated Credit Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc., and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.52 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.53	Sixteenth Amendment, dated as of September 28, 2001, to the Amended and Restated Senior Loan Agreement, dated as of June 30, 2000, among ANC Rental Corporation, Lehman Brothers Inc. and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.53 to ANC Rental’s Form 10-K for the year ended December 31, 2001).

Exhibit
Number	Description

4.54	Warrant Agreement, dated as of September 28, 2001, between ANC Rental Corporation and The Bank of New York (incorporated by reference to Exhibit 4.54 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.55	Registration Rights Agreement, dated as of September 28, 2001, among ANC Rental Corporation and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 4.55 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.56	Warrant Agreement, dated as of September 28, 2001, between ANC Rental Corporation and The Bank of New York, (incorporated by reference to Exhibit 4.56 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.57	Indenture, dated as of September 28, 2001, among ANC Rental Corporation, certain of its subsidiaries, and The Bank of New York, as Trustee. (incorporated by reference to Exhibit 4.57 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.58	First Amendment, dated as of November 9, 2001, to the Agreement, dated as of August 30, 2001, between ANC Rental Corporation and Liberty Mutual Insurance Company. (incorporated by reference to Exhibit 4.58 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.59	Order dated March 13, 2002, Approving Settlement of Disputes Between the Debtors and Liberty Mutual Insurance Company and Providing, Inter Alia, for the Debtors to Obtain Post-Petition Surety Bonding and Related Relief. (incorporated by reference to Exhibit 4.59 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.60	Order dated May 10, 2002, authorizing certain of the Debtors to lease certain vehicles and authorizing the Debtors to assume and provide certain protections in connection with Existing Master Lease Agreements. (incorporated by reference to Exhibit 4.60 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
4.61	Amended and Restated Base Indenture, dated August 30, 2002, between ARG Funding Corp. II, as Issuer and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to ANC Rental’s Form 10-Q for the quarter ended September 30, 2002).
4.62	Master Motor Vehicle Lease and Servicing Agreement, dated as of August 30, 2002, among Alamo Financing L.P., as Group IV lessor, Alamo Rent-A-Car, LLC, as Group IV lessee, and ANC Rental Corporation as guarantor and servicer. Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 to ANC Rental’s Form 10-Q for the quarter ended September 30, 2002).
4.63	Master Motor Vehicle Lease and Servicing Agreement, dated as of August 30, 2002, among CarTemps Financing L.P., as Group IV lessor, Spirit Rent-A-Car, Inc., as Group IV lessee, and ANC Rental Corporation as guarantor and servicer. Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 to ANC Rental’s Form 10-Q for the quarter ended September 30, 2002).
4.64	Master Motor Vehicle Lease and Servicing Agreement, dated as of August 30, 2002, among National Car Rental Financing Limited Partnership, as Group IV lessor, National car Rental System, Inc., as Group IV lessee, and ANC Rental Corporation as guarantor and servicer. Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.4 to ANC Rental’s Form 10-Q for the quarter ended September 30, 2002).
4.65	Amended and Restated Series 2002-2 Supplement, dated as of August 30, 2002, between ARG Funding Corp. II, as Issuer, and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of August 30, 2002. Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.5 to ANC Rental’s Form 10-Q for the quarter ended September 30, 2002).

Exhibit
Number	Description

4.66	Fifty Amended and Restated Master Collateral Agency Agreement dated as of June 11, 2002 among ANC Rental Corporation as Master Servicer, National Car Rental Financing Limited Partnership, Alamo Financing L.P., CarTemps Financing L.P., Alamo Rent-A-Car LLC, National Car Rental System, Inc. Spirit Rent-A-Car, Inc. d/b/a/ Alamo, as grantors and Citibank N.A. as Master Collateral Agent (incorporated by reference to Exhibit 4.6 to AN Rental’s Form 10-Q for the quarter ended September 30, 2002).
4.67	Loan and Security Agreement by and among ANC Rental Corporation, chapter 11 Debtor in Possession, the Guarantors Named therein and Daimler Chrysler Corporation dated March 17, 2003.
4.68	Order dated March 19, 2003 approving the settlement between Debtors and Lehman Commercial Paper, Inc. and Lehman Brothers.
4.69	Order dated March 17, 2003 authorizing the Debtors to obtain further post petition surety bonding from Liberty Mutual Insurance Company, providing for additional collateral and granting relief.
4.70	Order dated March 19, 2003 authorizing continued use of cash collateral through July 19, 2003 and granting replacement liens and adequate protection.
4.71	Third amended and restated financing agreement, dated as of April 15, 2003, between ANC Rental Corporation and MBIA Insurance Corporation, to the amended and restated financing agreement dated November 8, 2002.
10.1	Letter Agreement between ANC Rental Corporation and General Motors dated December 9, 2002. Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.2	Separation and Distribution Agreement, dated as of June 30, 2000, between ANC Rental Corporation and AutoNation, Inc. (incorporated by reference to Exhibit 10.12 to ANC Rental’s Form 8-K as filed on July 14, 2000).
10.3	Transitional Services Agreement, dated as of June 30, 2000, between ANC Rental Corporation and AutoNation, Inc. (incorporated by reference to Exhibit 10.13 to ANC Rental’s Form 8-K as filed on July 14, 2000).
10.4	Tax Sharing Agreement, dated as of June 30, 2000, between ANC Rental Corporation and AutoNation, Inc. (incorporated by reference to Exhibit 10.14 to ANC Rental’s Form 8-K as filed on July 14, 2000).
10.5	Reimbursement Agreement, dated as of June 30, 2000, between ANC Rental Corporation and AutoNation, Inc. (incorporated by reference to Exhibit 10.18 to ANC Rental’s Form 8-K as filed on July 14, 2000).
10.6	Lease Agreement by and between ANC Rental and AutoNation (incorporated by reference to Exhibit 10.6 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
10.7	Lease Agreement by and between ANC Rental and AutoNation (incorporated by reference to Exhibit 10.7 to ANC Rental’s Form 10-K for the year ended December 31, 2000).
10.8	ANC Rental Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.15 to ANC Rental’s Form 8-K as filed on July 14, 2000).
10.9	ANC Rental Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to ANC Rental’s Form 8-K as filed on July 14, 2000).
10.10	Forms of Nonqualified Stock Option Agreements Under ANC Rental Corporation Stock Option Plan (incorporated by reference to Exhibit 10.17 to ANC Rental’s Form 8-K as filed on July 14, 2000).
10.11	Employment Agreement between ANC Rental Corporation and Lawrence J. Ramaekers. (incorporated by reference to Exhibit 10.11 to ANC Rental’s Form 10-K for the year ended December 31, 2001).
10.12	ANC Rental Corporation Key Employee Severance Protection Plan (incorporated by reference to Exhibit 10.1 to ANC Rental’s Form 10-Q for the quarter ended March 31, 2001).
10.13	ANC Rental Corporation Key Employee Retention Plan and Agreement (incorporated by reference to Exhibit 10.13 to ANC Rental’s Form 10-K for the year ended December 31, 2001).

Exhibit
Number	Description

21.1	List of subsidiaries of ANC Rental Corporation.
23.1	Consent of Independent Certified Public Accountants.
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.